Form 10-Q
period 1994-09-30
VANDERBILT GOLD CORP
filed 1994-11-14
CIK 102854

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994

                               OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 1-9904

                          VANDERBILT GOLD CORPORATION
             (Exact name of registrant as specified in its charter)

                  Delaware                               88-0224117
       (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)              Identification No.)

       4625 Wynn Road, Suite 103, Building C, Las Vegas NV 89103
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (702) 362-3152
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common stock outstanding on November 7, 1994:              26,245,585 shares

                         PART I - FINANCIAL INFORMATION
                          VANDERBILT GOLD CORPORATION
                     Condensed Consolidated Balance Sheets
                                 (In Thousands)
                                                         September    December
                                                             30,         31,
                                                            1994        1993
                                                          Unaudited
Current Assets:
   Cash and Temporary Investments                         $      2    $     36
   Accounts Receivable - Trade                                   2           -
   Employee Advances Receivable                                 19           5
   Due from Related Parties                                     17           -
   Inventories                                                 855         851
   Prepaid Expenses                                              3           4
   Other                                                         2           3
                                                            ______      ______
      Total Current Assets                                     900         899
Plant and Equipment - Net                                    2,092       2,129
                                                            ______      ______
      Total Assets                                           2,992       3,028
                                                            ======      ======
Current Liabilities:
   Accounts Payable                                       $  1,000    $    959
   Accrued Expenses                                            162         169
   Accrued Salaries & Wages                                    454         370
   Notes Payable - Other                                         -          14
   Due to Related Parties                                        -           5
   Deferred Revenue - Gold Sales                                45          70
   Gold Loan Payable                                            38          38
                                                            ______      ______
      Total Current Liabilities                              1,699       1,625
Long Term Liabilities:
   Accrued Reclamation Expense                                  45          47
Shareholders' Equity:
   Preferred Stock, Par Value $.01 Per Share;
     Authorized 5,000,000 Shares;
     Series A, 100,000 shares Designated,
     Issued and Outstanding 9,670 Shares                       148         148
   Common Stock, Par Value $.01 Per Share;
     Authorized 45,000,000 Shares at September 30, 1994;
     25,000,000 shares at December 31, 1993; Issued and
     Outstanding 25,945,585 Shares at September 30, 1994
     and 23,558,412 at December 31, 1993                       259         235
   Common Stock Subscribed but Unissued (358,068 shares)        57           -
   Additional Paid in Capital                               24,010      23,682
   Accumulated Deficit                                     (23,226)    (22,709)
      Net Shareholders' Equity                               1,248       1,356
                                                            ______      ______
Total Liabilities and Shareholders' Equity                $  2,992    $  3,028
                                                            ======      ======

     See Accompanying Notes to Condensed Consolidated Financial Statements

                          VANDERBILT GOLD CORPORATION
                Condensed Consolidated Statements of Operations
                    (In Thousands, Except per Share Amounts)
                                             Three Months      Nine Months
                                                Ended             Ended
                                            September 30,     September 30,
                                             1994     1993     1994     1993
                                               Unaudited         Unaudited
Revenues:
  Bullion Sales                           $     -  $     -  $    14  $     4
  Rental Income                                 -        7        -        7
                                            _____    _____    _____    _____
    Total Revenues                              -        7       14       11

Expenses:
  Refining and Shipping Costs                   -        1       10        1
  Reclamation & Environmental Expenses         75       19      132       50
  Claim Lease/Rentals & Property Taxes         10       15       39       31
  Debt Restructuring Expenses                   -       31       13       31
  Depreciation and Amortization                14       16       43       89
  Exploration Costs                             2        -        3        -
  General and Administrative Expenses          32       68      304      125
                                            _____    _____    _____    _____
    Total Expenses                            133      150      544      327
                                            _____    _____    _____    _____
Operating Loss                                133      143      530      316
                                            _____    _____    _____    _____
Interest Expense                               (1)      (3)     (30)     (66)
Debt Cancellation Income                        -       96       11       96
Gain on Termination of Joint Venture           32        -       32        -
Loss on Disposal of Assets                      -        -        -     (166)
                                            _____    _____    _____    _____
Net Loss                                  $   102  $    50  $   517  $   452
                                            =====    =====    =====    =====
Net Loss Per Share                        $  0.00  $  0.00  $  0.02  $  0.03
                                            =====    =====    =====    =====
Weighted Average Number of Shares
Outstanding Used in Calculation of
Loss Per Share                             26,085   19,777   24,850   13,821
                                           ======   ======   ======   ======

     See Accompanying Notes to Condensed Consolidated Financial Statements

                          VANDERBILT GOLD CORPORATION
                 Condensed Consolidated Statement of Cash Flows
                                 (in thousands)
                                                  Nine Months      Nine Months
                                                     Ended            Ended
                                                 September 30,    September 30,
                                                      1994             1993
                                                   Unaudited        Unaudited
Cash Flows from Operating Activities:
     Net Loss                                        $  (517)         $  (452)
     Adjustments for Noncash Items Included
       in Net (Loss):
         Depreciation and Amortization Charged:
           to Costs and Expenses from Current Period      43               89
           included in Ending Inventory                    1                4
         Payments for Accrued Reclamation Costs           (2)              (7)
         Deferred Revenue Settled with Common Stock       13               31
         Current Period Expenses Settled with
           Common Stock                                   45               41
         Income from Cancellation of Debt                (11)             (96)
         (Gain) Loss on Disposal of Assets                 -              166
       Changes in Current Assets and Liabilities:
         Accounts Receivable                              (2)               3
         Employee Advances                               (14)               -
         Due from Related Parties                        (17)               -
         Inventories - Net of Depreciation and
           Amortization Charged to Costs and Expenses     (5)               2
         Other Current Assets                              2                6
         Accounts Payable                                165               87
         Accrued Expenses                                 (7)             (44)
         Accrued Salaries and Wages                       84               85
         Deferred Credit                                   -               50
         Bank Overdraft                                    -                3
                                                       _____            _____
               Net Cash Provided by (Used in) Operating
                 Activities                             (222)             (32)
                                                       _____            _____
Cash Flows from Investing Activities:
         Purchase of Fixed Assets                         (7)               -
         Proceeds from Fixed Asset Disposals               -                6
                                                       _____            _____
               Net Cash Provided by (Used in) Investing
                 Activities                               (7)               6
                                                       _____            _____

     See Accompanying Notes to Condensed Consolidated Financial Statements

                          VANDERBILT GOLD CORPORATION
           Condensed Consolidated Statement of Cash Flows, Continued
                                 (in thousands)
                                                  Nine Months      Nine Months
                                                     Ended            Ended
                                                 September 30,    September 30,
                                                      1994             1993
                                                   Unaudited        Unaudited
Cash Flows from Financing Activities:
         Proceeds from Common Stock Sold
            and Subscribed                               204               99
         Increase in Notes Payable - Other                 -               12
         Payment of Notes Payable - Other                 (4)              (8)
         Increase in Amounts Due Related Parties           -                6
         Payment of Amounts Due Related Parties           (5)             (13)
                                                       _____            _____
               Net Cash Provided by (Used in) Financing
                 Activities                              195               96
                                                       _____            _____
Increase (Decrease) in Cash and Cash Equivalents         (34)              70
Cash and Cash Equivalents at Beginning of Period          36                0
                                                       _____            _____
Cash Equivalents at End of Period                          2               70
                                                      ======           ======

Supplemental Information:
     Payment of Amounts Due Related Parties
       with Common Stock                                   -               12
     Payment of Amounts Due Related Parties
       with Preferred Stock (Subscribed)                   -               48
     Settlement of Forward Gold Sale with Common
       Stock (Subscribed)                                 25              118
     Payment of Notes Payable - Other with Common
       Stock (Subscribed)                                 10              400
     Payment of Accounts Payable with Preferred
       Stock (Subscribed)                                  -              100
     Payment of Accounts Payable with Common Stock
       (Subscribed)                                      112              914
     Interest Paid with Common Stock (Subscribed)         25               60
     Interest Paid                                         1                -
     Noncash Investment in Joint Venture                  50                -


     See Accompanying Notes to Condensed Consolidated Financial Statements

                          VANDERBILT GOLD CORPORATION
              Notes to Condensed Consolidated Financial Statements
                               September 30, 1994
                                   Unaudited

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

     The Condensed Consolidated Balance Sheet as of September 30, 1994, and the related Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 1994 and 1993 and of Consolidated Cash Flows for the nine months ended September 30, 1994 and 1993 have been prepared without audit. The Condensed Consolidated Balance Sheet as of December 31, 1993 was taken from the audited financial statements of that date. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1994, the results of operations for the three and nine months ended September 30, 1994 and 1993, and cash flows for the nine months ended September 30, 1994 and 1993 have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is intended that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's December 31, 1993 Form 10-K. The results of operations for the three and nine months ended September 30, 1994 and 1993 are not necessarily indicative of the operating results for the full year.

     These condensed consolidated financial statements include the accounts of the Registrant and its proportionate share of the assets, liabilities, income and expenses of a joint venture in which it was a 50% member through August, 1994, at which time the joint venture was terminated.

     Loss per common share is computed based upon the weighted average number of shares outstanding during each period, including common shares subscribed for which the Registrant has received full consideration. The effect on loss per common share resulting from the exercise of outstanding options would be antidilutive.

     Inventories of ores on the heap leach pad and gold-in-process are stated at the lower of average cost or market. Operating materials and supplies are stated at the lower of cost (as determined under the first-in first-out method) or market. The $855,000 shown as inventories on the balance sheet at September 30, 1994 consists entirely of ore in process.

     Certain reclassifications have been made to the 1993 financial statements for comparability to 1994. Such reclassifications had no effect on the amount of net loss.

                          VANDERBILT GOLD CORPORATION
        Notes to Condensed Consolidated Financial Statements, continued
                               September 30, 1994
                                   Unaudited

    During 1991, due to the existence of a small leak in the top pad liner of heap leach pad #2, the Company was prohibited by regulatory authorities from adding any further cyanide to the leaching solution. Vanderbilt continued to circulate untreated liquids through the pad, during 1991 and into 1992, from which it was able to recover measurable amounts of gold and silver. However, by the end of 1992, virtually no gold or silver was being recovered from the pad. In light of the Company's financial condition, the fact that the pad was no longer suitable for its originally intended use, and the fact that the pad had reached the end of its estimated useful life of two years, Management decided it would be appropriate to remove it from the books of account. In February 1993, the cost associated with the original construction of heap leach pad #2 was written off excluding any salvageable equipment and materials. The net book value at the date of write-off was $43,000. Pad #2 is currently in the process of being detoxified.

    In 1987, Vanderbilt developed a land site upon which a contractor could place a mobile ore crushing facility. The costs incurred, primarily those for grading the site and laying concrete pads, were capitalized. The contractor has long since removed its equipment from the site and the site is no longer in use. Management has determined that the site is not compatible with more modern day equipment and it is no longer suitable for the purpose for which it was originally intended. Therefore, Management elected to write it off of the books of account. The net book value at the date of write-off, February 28, 1993, was $126,000.

    The accumulated depreciation and amortization at September 30, 1994 is $6,905,000 and $6,860,000 at December 31, 1993.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Commentary

During the first nine months of 1994, Vanderbilt Gold Corporation continued the progress which it started in 1993. The Company has reduced old debts by $147,000; the creditors agreed to accept the Company's common shares for the debt. Funds were generated by private placements ($205,000) during the nine months ended September 30, 1994. The Company was able to pay $58,000 of its current expenses with common shares. The Registrant brought its filings current with the United States Securities and Exchange Commission by filing all required reports for 1991, 1992 and 1993. The private placement funds were used to pay the necessary legal, accounting, auditing, printing, proxy, mailing, and meeting costs to bring the filings current and hold the shareholders' meeting as well as pay for ongoing reclamation, permitting and licensing and environmental expenses. Vanderbilt held its shareholders' meeting (the first in three years) in June, 1994. The shareholders approved an increase in the authorized number of common shares to 45,000,000, voted in favor of the recommended Board of Directors, which now consists of seven (7) members, and approved amendments to the Company's 1989 Stock Option Plan.

On August 11, 1994, the California Regional Water Quality Control Board, Lahontan Region, met at Mammoth Lakes, California, in formal session, and approved and adopted the amended waste discharge requirements for Vanderbilt Gold Corporation's Morning Star Mine. This approval means that the Company may now begin operations at the mine and that heap leach pad #1 is reclassified as detoxified.

The California Desert Protection Act of 1994 ("ACT") was passed by Congress and signed into law by the President. The Morning Star Mine ("Morning Star") is located in the newly designated "Mojave National Preserve". In general, the Morning Star's mining and processing operations, under the new Act, may be conducted as provided in the existing Plan of Operations ("Plan"). One change will be that the public land, including the Morning Star, will be administered by the National Park Service ("NPS") instead of the Bureau of Land Management ("BLM"). The timetable for this transfer has not yet been announced. The NPS has, however, notified the Company that operating mines, with approved BLM Plans, that are now on lands to be administered by the NPS will be temporarily allowed to continue until the approved BLM Plan can be converted to an approvable NPS Plan and a validity determination of its claims can be made.

The land around the Morning Star will no longer be open to new mining claims, but the new Act expressly provides that this withdrawal of land from mineral entry is "subject to valid existing rights", which would obligate the United States Government to honor the Morning Star's valid mining claims, permits and the approved Plan of Operation.

Since the Morning Star has an approved Plan (approved by BLM) and state water permits, it appears that the mining and processing operations can proceed in accordance with the Company's plans. However, it is not possible at this time to assess the ultimate impact(s), if any, that the Act will have upon the Company's operations at Morning Star and when the Act will be fully implemented.

RESULTS OF OPERATIONS:

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1994 TO NINE MONTHS ENDED SEPTEMBER 30, 1993:

The Company realized a net loss of $517,000 ($0.02 per share) for the nine months ended September 30, 1994 which is $65,000 more than the $452,000 ($0.03 per share) loss for the nine months ended September 30, 1993. Note that the number of shares used in the computation for the 1994 per share amount are nearly double the amount for the 1993 per share calculation as the Company utilized a significant number of its common shares to retire debt and pay other obligations. For 1994, the loss is attributable to increased general and administrative expenses and higher reclamation and environmental expenses. The 1994 general and administrative expenses are higher because the Company incurred the expense in the first nine months of 1994 to complete its independent audits for 1991, 1992 and 1993, completion and filing of its Forms 10-K for 1991, 1992 and 1993, together with the costs of compiling the information and preparing Forms 10-Q for 1992 and 1993 (three quarterly reports for each year), preparing a proxy and proxy statement, mailing the proxy statements together with the 1993 Annual Reports to shareholders, and holding a shareholders' meeting in June 1994. The reclamation and environmental expenses include the costs of the continuing cleanup of the minesite, environmental compliances, payment for bonds, permits, fees and other charges related to reclamation and remediation at the Morning Star mine.

The following financial and operational highlights summarize the Company's results of operations and financial position:

                                                         Nine Months Ended
                                                    September 30, September 30,
                                                         1994          1993
                                                        (in thousands except
                                                        percentages, per share,
                                                        ounces, and per ounce
                                                               amounts)
                                                             (Unaudited)
Overburden and waste removed (tons)                             0            0
Ore mined (tons)                                                0            0
Payable gold (troy ounces):
  Produced                                                      0            0
  Sold                                                         36 *         12
Payable Silver (troy ounces):
  Produced                                                      0            0
  Sold                                                         33 *          1

                                                         Nine Months Ended
                                                    September 30, September 30,
                                                         1994          1993
                                                        (in thousands except
                                                        percentages, per share,
                                                        ounces, and per ounce
                                                               amounts)
                                                              (Unaudited)
Average realization:
  Gold (per payable ounce) *                             $ 373.10     $ 334.02
  Silver (per payable ounce)                                 5.16         3.64
Estimated ounces of recoverable gold
  remaining on heap leach pads                              2,449        2,449
Estimated Percentage of Recoverable
  Gold Remaining on the heap leach pads                      4.52%        4.52%
Bullion Sales                                            $     14     $      4
Operating Loss                                                530          316
Net Loss                                                      517          452
Cash Flow Used in Operations                                  222           32
Cash Flow Provided (Used by) Investing Activities              (7)           6
Cash Flow Provided by Financing Activities                    195           96
Loss Per Common Share                                         .02          .03
Total Assets                                                2,992        3,074
Total Liabilities                                           1,744        1,713
Accumulated Deficit                                        23,226       22,634
Shareholders' Equity                                        1,248        1,361
Working Capital (Deficit)                                    (799)        (700)

*  Metals recovered from the spent carbon removed from the recovery tanks.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1994 TO THREE MONTHS ENDED SEPTEMBER 30, 1993:

During the three months ended September 30, 1994, the Company earned no revenues as the California Regional Water Quality Control Board consent to resume operations under the revised Plan of Operations was not received until August 11, 1994. By September 30, 1994, the Company had not raised the funding necessary to resume operations at Morning Star although several possibilities were being explored and negotiations had commenced. Reclamation, remediation and other environmental related expenses of $75,000 were incurred in the three months ended September 30, 1994 as opposed to $19,000 in the same quarter of 1993. The 1994 reclamation, remediation and other environmental expenditures were higher in anticipation of the resumption of operations. General and administrative expenses were $32,000 for the quarter ended September 30, 1994 as compared to $68,000 for the same period in 1993. During 1993, there was considerable commission expense ($34,000) relating to private placements made during that quarter.

The Morning Star Joint Venture (a joint venture between Vanderbilt Gold Corporation and some private persons) was terminated during the third quarter; such termination giving rise to a $32,000 gain.

LIQUIDITY AND CAPITAL RESOURCES:

The following financial highlights summarize the Company's cash flows:

                                                    Nine Months Ended
                                                September 30,   September 30,
                                                     1994            1993
                                                         (in thousands)
                                                           (Unaudited)
Cash Used in Operating Activities                     $   222      $       32
Cash Used to Acquire Capital Assets                         7               -
Cash Provided by Disposals of Fixed Assets                  -               6
Cash Provided from Proceeds from Common Stock
  Sold and Subscribed                                      204             99
Cash Provided from Notes Payable - Other Proceeds            -             12
Cash Used for Payment of Notes Payable - Other               4              8
Cash Provided by Loans from Related Parties                  -              6
Cash Used for Payment of Related Parties Loans               5             13

As stated in the General Commentary to this Management Discussion and Analysis, Management has been able to reduce old accounts payable and debts by $147,000 as the creditors agreed to accept the Company's common shares in payment. The Registrant still is operating with a working capital deficit, at $799,000 at September 30, 1994, as compared to a working capital deficit of $700,000 at September 30, 1993. Although Management has not been able to restore the Company's working capital to a positive balance, it has been able to, with limited resources and no net income, reduce its working capital deficit by $1,531,000 since December 31, 1992.

Like other companies, Vanderbilt is subject to the existing and evolving standards relating to the protection of the environment. It has established a reserve for the reclamation costs it can estimate that it will probably incur when the operations at the Mine finally cease. However, the Company is subject to contingencies as a result of changing environmental laws and regulations. The related future cost is indeterminable due to such factors as the unknown timing and extent of corrective actions which may be required and due to the application of joint and several liability. Vanderbilt believes that those costs, if and when incurred, will not have a material adverse effect on its operations or financial position.

The Company's continued existence and resumption of operations at the Mine and the possible continuation of evaluation, exploration and development of other mineral properties is dependent upon its ability to continue to raise additional capital through private placements, restructuring of debt, joint venture and other financing arrangements.

During the period from October 1, 1994 through November 7, 1994, the Company has entered into agreements for additional private placements totalling more than $200,000 and a gold forward sale for $50,000.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There have been no current period changes in the legal proceedings against the company as outlined in the December 31, 1993 Annual Report on Form 10-K and subsequent Quarterly Reports on Forms 10-Q.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A) Exhibits:

         None.

         (B) Reports on Form 8-K:

         None

                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                VANDERBILT GOLD CORPORATION
                                                       (Registrant)


Dated: November 7, 1994                     By      /S/Howard T. Urband
                                           Howard T. Urband,  Vice President
                                              and Secretary