Form 10-K
VANDERBILT GOLD CORP
filed 1995-03-30
CIK 102854

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K
(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Fiscal Year Ended December 31, 1994

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Transition Period from             to                 .

Commission file number : 1-9904

                          VANDERBILT GOLD CORPORATION
             (Exact name of registrant as specified in its charter)

                    Delaware                              88-0224117
         (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)               Identification No.)

            4625 Wynn Road, Suite 103, Las Vegas NV            89103
          (Address of principal executive offices)          (Zip Code)

                                 (702) 362-3152
                 (Registrant's telephone, including area code)

          Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, Par Value $.01 per share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes  [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.

[ ]

The aggregate market value of the common stock held by non-affiliates of the Registrant as of March 22, 1995, based upon a price of $.25 per share, the average of the bid and ask quotations as of such date was $7,244,053. As of March 22, 1995 there were 28,976,210 issued and outstanding shares of common stock of the registrant.

                                     PART I

Item 1.  Description of Business.

General Development of Business

The Registrant, Vanderbilt Gold Corporation, a Delaware corporation ("Registrant", the "Company" or "Vanderbilt"), is in the business of acquiring, developing, and producing precious metals properties. The Registrant has one wholly-owned subsidiary --- Star Mining Corporation, a Nevada Corporation. Vanderbilt and its subsidiary are hereinafter referred to as "Vanderbilt".

Vanderbilt is engaged in the mining business, primarily in the Western United States and Mexico, with its principal operation at the Morning Star Mine ("Morning Star") which is located in San Bernardino County, California. Morning Star is a gold and silver property which has produced significant quantities of these precious metals. Vanderbilt has operated this mine continuously since 1973. See "Properties."

In January 1995, Vanderbilt entered into a purchase and/or option agreement covering approximately 67,000 acres in the western area of the State of Durango, Mexico. Preliminary exploration indicates that the mineralization contains gold, silver and copper in commercially mineable quantities. See "Properties and Management's Discussion And Analysis".


Narrative Description of Business

Vanderbilt is a production oriented gold and silver mining company. Its business activities include property evaluation, exploration, and if warranted, acquisition, development, construction of facilities, and the mining, processing, and sale of metals, principally gold and silver in the form of dore bullion. All dore bullion is sold to outside companies for final processing. Vanderbilt may enter into joint ventures or partnerships with other business entities to accomplish these same purposes.

Morning Star Mine

The Morning Star Mine produces gold and silver dore bullion.

From 1973 through 1984, the Morning Star was developed and operated as an underground mine. The ore was processed at a mill owned by Vanderbilt located about 17 miles from the minesite. During late 1984, the Morning Star was converted to an open pit operation and the ore was processed by heap leaching commencing in 1985. In June, 1987, Management decided to add a fine crushing plant to the facility in order to increase gold recovery rates. In March, 1990, production problems began which resulted in a sharp drop off in the amount of gold and silver being recovered from the ores on the heap leach pads.

As a result, Management suspended mining operations, except for the crushing of previously mined ore, and concentrated its attention on the gold recovery problems. The resultant drop in cash flows and liquidity caused the Company to curtail its other activities, lay off personnel, defer payments to vendors, and continue the moratorium on mining activity at Morning Star. Working capital dried up and for two years the Company survived on loans and other extensions of credit from the Company's President and others. During the three years ended December 31, 1993, efforts at the Morning Star were directed to reclamation and remediation. During that time, heap leach pad #1 was detoxified (the cyanide was removed) and final reclamation commenced.

In late 1994 as funds became available, the Morning Star was made ready for increasing levels of operations, equipment was tested and brought on-line, the assay lab was equipped, stocked with supplies and staffed, and the solution in the remaining heap leach pad (#2) started through the gold recovery and detoxification system. During the first quarter of 1995, the Company removed about 40 ounces of gold recovered in the carbon recovery tanks and delivered it to market.

Sources and Availability of Raw Materials

The ultimate realization of value from Vanderbilt's properties is dependent upon the existence of economically producible quantities of ore containing significant amounts of precious metals, gold and silver. These quantities of ore may be considered Vanderbilt's raw materials. The Registrant's continuing search for suitable mining properties is subject to numerous uncertainties such as locating commercially viable deposits, competition from other companies and the ability to negotiate leases and other contracts with property owners on terms favorable to Vanderbilt. Increased governmental regulation(s) as to the location, exploration, and development of mineral prospects coupled with the trend toward increased withdrawal of lands from mineral entry could possibly limit Vanderbilt's access to both the source and availability of suitable mineral prospects.

Seasonal Nature of Business

Vanderbilt's business is generally not seasonal in nature except for certain times when weather conditions may adversely affect access to and operations of its properties.

Major Customers

Vanderbilt sells the gold and silver dore bullion produced at the Morning Star Mine to Englehard Industries West, Inc., Gerald Metals, Inc. and G D Resources, Inc. Vanderbilt does not believe that the loss of these customers would adversely affect its business since there are several other potential customers for its products. Vanderbilt also may enter into forward sales contracts with gold merchants, users and others.

Competitive Conditions

Vanderbilt considers the exploration for, development, and acquisition of precious metals and other mineable properties to be intensely competitive. Companies with greater financial resources, existing staff and