Form 10-K/A
period 1994-12-31
VANDERBILT GOLD CORP
filed 1995-04-27
CIK 102854

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K/A

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

Competitive Conditions

Vanderbilt considers the exploration for, development, and acquisition of precious metals and other mineable properties to be intensely competitive. Companies with greater financial resources, existing staff and labor forces, equipment for exploration and specialized experience may be in a better position than Vanderbilt to compete for mineral properties. Vanderbilt believes that such competition will continue to be intense. Also, the market price for gold and silver depends upon factors beyond Vanderbilt's control, including the production of gold and silver by other nations and by the monetary and fiscal policies of the United States and other leading economic powers.

Environmental/Energy/Governmental Regulations

Compliance with federal, state, and local provisions regarding the discharge of materials and pollutants into the environment, has not materially affected, nor is it expected to materially affect capital expenditures, earnings, or the competitive position of Vanderbilt; although in certain cases Vanderbilt has experienced substantial delays in implementing its mining plans with respect to its mining properties because of the delays inherent in the environmental permitting process.

Wastes generated in connection with the cyanide leach facility currently are not considered to be hazardous wastes under either the Federal Resource Conservation and Recovery Act or the State of California Hazardous Waste Control Act. As a result, Vanderbilt's heap leach operation is not subject to the regulations promulgated by the Environmental Protection Agency or the California Department of Health Services with respect to hazardous wastes and materials. However, the equipment used at the site generates small quantities of waste oil, classified as a hazardous waste by the State of California, which is stored at the site for later removal by a commercial disposal service. Vanderbilt has obtained permits as a Hazardous Waste Generator and a Hazardous Material Handler from the County of San Bernardino Environmental Health Services Department in regard to the waste oil generated by the equipment on site.

The cyanide leach facility is subject to review and regulation by the California Regional Water Quality Control Board. As of March, 1995, Vanderbilt's facilities at the minesite are being modified and leach pad No. 2 is in the process of detoxification. On August 11, 1994, the California Regional Water Quality Control Board, Lahontan Region, met at Mammoth Lakes, California, in formal session, and approved and adopted the amended waste discharge requirements for Vanderbilt's Morning Star Mine. The effect of this approval is that the Company may now continue operations at the mine and that heap leach pad No. 1 is reclassified as detoxified. No cyanide is presently being used by the Company at the Morning Star Mine.

In addition, the following environmental requirements apply to various aspects of the facility: (1) An air quality permit for the facility is required by the San Bernardino Air Pollution Control District. An application for this permit was filed in March, 1988, and continues to be under review by the District. Vanderbilt is operating at the Morning Star under a temporary permit. (2) The two underground storage tanks at the Morning Star Mine which were used to store gasoline and diesel fuel for the trucks and other equipment used at the minesite were removed. The tanks are now operated as surface tanks. (3) As required by state law, Vanderbilt filed a Business plan with the County of San Bernardino Environmental Health Services Department; this was approved in August of 1988. (4) A Reclamation Plan for the mine was approved by the Federal Bureau of Land Management ("BLM") in June, 1984. (5) Vanderbilt's mining permit issued by San Bernardino County, California, expired in August, 1994 and the application process is underway for a new permit. A Revised Plan of Operation was filed with the BLM in 1988 and as amended, an updated plan was submitted in December 1990. A Revised Plan of Operation was filed with the BLM pursuant to a request made in April, 1993, and is awaiting approval as of March, 1995. The effect of the transfer of responsibility from the BLM to the National Park Service as a result of the California Desert Protection Act of 1994 being enacted cannot be evaluated at this time. See the "Environmental" section of "Management's Discussion and Analysis" for additional information.

Permits were obtained from the County of San Bernardino Environmental Health Services Department and the Bureau of Land Management to drill two water wells to the south of the Morning Star minesite. These wells were drilled in August and October of 1988 and a Water Well Drillers Report was filed with the San Bernardino County and the State of California Department of Water Resources. In December, 1988, a right of way permit was obtained from the BLM and a five mile pipeline from the wells to the Morning Star minesite was completed in 1989.

See Item 3. Legal Proceedings for information concerning misdemeanor convictions in 1992 of Vanderbilt and its President for alleged violations of environmental laws. These convictions are under appeal.

Governmental agencies having jurisdiction over the Morning Star Mine in San Bernardino County have publicly announced a policy of aggressively enforcing laws and regulations designed to protect the environment especially as they relate to mining operations. Accordingly, it can be expected that the Morning Star Mine will be under the scrutiny of such authorities. While the Company will make every effort to scrupulously adhere to environmental laws and regulations there can be no assurance as to the results such regulatory scrutiny will have upon the operations of the Morning Star Mine.

During 1991, monitor wells on heap leach pad No. 2 disclosed the existence of a small leak of the leach solution from the top pad liner. The local regulatory authorities prohibited the Company from adding any further cyanide to the leaching solution. Heap leach pad No. 2 has three separate pad liners. The leak is apparently confined to the top liner. Tests conducted indicate that the other two pad liners have maintained their integrity and there has been no contamination of any of the soil underneath the heap leach pad.

It is the Registrant's policy to comply with environmental and health laws and regulations.

Employees

From January through November, 1994, Vanderbilt employed two persons. In December, 1994, as the Morning Star Mine resumed operations 8 full time persons were hired and as of December 31, 1994, Vanderbilt employed 10 persons.

Item 2.  Properties

                               Morning Star Mine

The Morning Star Mine and surrounding claims are located in San Bernardino County, California, approximately 70 miles south of Las Vegas, Nevada. As of March 22, 1995, Vanderbilt controls a total of 59 unpatented lode claims in the Morning Star area (approximately 1,200 acres). Nearly 124 acres comprise the mine, leach pad, recovery plant, waste dumps and office, assay and maintenance facilities.

Gold mineralization at the Morning Star ore body is hosted entirely within late Jurassic Ivanpah Granite, and is associated with quartz plus calcite veins and stringers localized in the upper plate of the Morning Star thrust fault. Ore grade values typically persist 65 feet to 100 feet perpendicular from the Morning Star thrust fault plane into the upper plate. Free gold (often high in silver values) is associated with pyrite, chalcopyrite, galena, sphalerite, and covellite (in the zone of secondary enrichment).

The ore reserve report prepared by independent geotechnical consultants, Explorations and Development Associates, Inc. and Geomath, Inc., based upon drill hole data obtained from 1984 through 1987, estimated that the drill indicated reserves at the Morning Star Mine, prior to extraction, were 7,731,000 tons averaging approximately .047 ounces of gold per ton of ore. Included within this reserve was an established 4,792,000 tons averaging approximately .054 ounces of gold per ton. As of December 31, 1991, approximately 2,000,000 tons of the proven reserve has been mined. The planned production capacity of the leach and recovery facilities, assuming the Company's Revised Plan of Operations pending with the BLM is approved, is sufficient to produce between one and two thousand ounces of gold per month.

Two unpatented lode mining claims are leased from unrelated parties. The lease commenced on October 24, 1973, and continues for twenty years or so long as the lessee continues to explore, develop, or produce minerals from the property. During 1994, Vanderbilt paid royalties of $12,000. Under the lease, the lessee is required to pay a monthly royalty equal to the greater of $1,000 or 5% of the net smelter receipts.

                La Sierra Concession, State of Durango, Mexico

In January, 1995, the Registrant entered into an agreement with Compania Minera S. A. de C. V. ("Rosarence") wherein the Company will fund certain development and exploration activities to be performed by Rosarence on a 67,000 acre concession, known as La Sierra, located near Tamazula, State of Durango, Mexico. The exploration concession granted by the Mexican government on September 23, 1992, specifically mentions that the minerals for which the concession was granted are gold, silver, lead, copper, zinc, tungsten and antimony. Preliminary sampling has definitely identified gold, silver and copper potentials. The Registrant also acquired a one year option to acquire a specified portion of the La Sierra Concession, including any and all equipment purchased pursuant to the agreement, and, further, the option to acquire all of the outstanding shares of Rosarence at no further cost. These options expire simultaneously one year from January 13, 1995. See "Conclusion" in "Management's Discussion and Analysis" for more details as to the agreement and option.

As of the date of this Form 10-K, no data is available as to reserves for the La Sierra concession, whether proven or probable.

                              Office Facilities

The Registrant currently leases its office space at 4625 Wynn Road, Suite 103, Las Vegas, Nevada, on a month-to-month basis at a rental of $700.00 per month.

Risk Inherent in the Mining Business

Mineral exploration and development is highly speculative and involves significant risks. The majority of exploratory projects fail to discover mineralization sufficient to be commercially exploited. All mineral properties are subject to hazards and risks normally incident to the development of such property. These include unforeseen changes in the subsurface geological structures which can abruptly terminate mineralization, difficult metallurgical problems which can inhibit the economic recovery of minerals, changes in the world prices for the mineral being mined and produced, and environmental restraints and conditions imposed by Federal, State, and County agencies which may make it economically impractical to operate.

Fluctuation in Metal Prices

The profitability of Vanderbilt's operations is often directly related to the world market prices of gold and silver. The market price of both gold and silver can fluctuate widely and are influenced by numerous factors beyond the control of Vanderbilt, such as the rate of inflation (domestic and foreign), interest rates, economic or political crisis, as well as a number of other factors. If the market price of gold and silver should drop dramatically, the value of Vanderbilt's properties could also drop and the Company may not be able to recover its investment in these properties.

Item 3.  Legal Proceedings

In October and November 1992 a misdemeanor jury trial was held in San Bernardino County (California) Municipal Court, which resulted in ten guilty verdicts against Vanderbilt and ten guilty verdicts against its President, John F. Jordan, Jr., for environmental violations. These verdicts resulted in fines totalling $90,000 for each of Vanderbilt and Mr. Jordan. Vanderbilt and Mr. Jordan both have filed an appeal to an Appellate Panel of the Superior Court of San Bernardino County to each of these convictions. The final determination of this matter is uncertain.

The California Desert Protection Act of 1994 ("Act") was passed by Congress and signed into law by the President. The Morning Star Mine ("Morning Star") is located in the newly designated "Mojave National Preserve". In general, the Morning Star's mining and processing operations, under the new Act, may be conducted as provided in the existing Plan of Operations (Plan"). One change will be that public land, including that occupied by the Morning Star, will be administered by the National Park Service ("NPS") instead of the BLM. The exact timetable for the transfer has not been announced. The NPS, however, has notified the Company that existing operating mines, with approved BLM Plans, that are now on lands to be administered by the NPS will be temporarily allowed to continue until the approved BLM Plan can be converted to an approved NPS Plan and a validity determination of its claims can be made.

The land around the Morning Star will no longer be open to new mining claims, but the new Act expressly provides that this withdrawal of land from mineral entry is "subject to valid existing rights", which would obligate the United States Government to honor the Morning Star's valid mining claims, permits and the approved Plan of Operation.

Since the Morning Star has an approved Plan (Approved by BLM) and state water permits, it appears that the mining and processing operations can proceed in accordance with the Company's plans. However, it is not possible at this time to assess the ultimate impact, if any, that the Act will have upon the Company's operations at the Morning Star and the timing of such impact.

In 1992 eight individual creditors instituted litigation to enforce collection of amounts due to them. The aggregate principal amount of debt owed by the Company was $236,184, not including interest and attorney's fees. During 1992 all of the creditors obtained judgments against Vanderbilt for the amounts due, including interest and attorney's fees. In 1993 and 1994, a corporation owned by two of the Company's directors, purchased $158,875 of the original amount of the debt. This was then converted into the Company's common stock at $.16 per share (703,382 shares).

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1994.

                                   PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters

From June 16, 1988 until it was suspended from trading on July 24, 1992, Vanderbilt's common stock was traded on the Pacific Stock Exchange. Thereafter there has been limited and sporadic trading in the over-the-counter market in common stock. However, as of December 31, 1994 (and March 22, 1995), the Company's common shares are traded upon the NASDAQ Electronic Bulletin Board System. As of March 22, 1995 the reported price quoted for the common stock was high $.25, low $.25, and close $.25. The following table sets forth the range of high and low quarterly closing sales prices for Vanderbilt's common stock, as reported by a principal market makers for the Company's common stock, for the years ended December 31, 1993 and 1994.

                        Years Ended December 31,


                   1993                         High         Low
              First Quarter                      1/8        1/32
              Second Quarter                    3/16        1/16
              Third Quarter                     3/16        1/16
              Fourth Quarter                    7/16         1/8

                   1994                         High         Low

              First Quarter                      3/8        1/4
              Second Quarter                    5/16        3/32
              Third Quarter                      3/8        3/32
              Fourth Quarter                    9/32        5/32

As of March 22, 1994 there were approximately 3,623 identified holders of record of the Registrant's common stock.


The Company has never declared a dividend and does not anticipate doing so in the foreseeable future.

Item 6.  Selected Financial Data

The following selected financial data set forth for the years ended December 31, 1994, 1993, 1992, 1991 and 1990 have been derived from the financial statements of the Company but is not covered by the accountant's reports on the financial statements.


                            SELECTED FINANCIAL DATA

                                       Years Ended December 31,
                               1994      1993      1992      1991      1990
                    (In thousands except per share amounts)
Net Sales or
  Operating Revenues       $     14  $     61  $    101  $    689  $  3,120
Loss from Continuing
  Operations                    708       420     1,031     2,590     8,830 (1)
Loss from Continuing
  Operations per
  Common Share                  .03       .03       .08       .21       .74
Net Loss                        709       527     1,206     2,858     8,932
Net Loss per Common Share       .03       .03       .09       .23       .75
Extraordinary item: Gain
  on Sale of Investments          -         -         -        10         -
Gain on Sale of Investments
  per Common Share                -         -         -         -         -
Cash Dividends Declared per
  Common Share                    -         -         -         -         -
At Period or Year End:

Total Assets                  3,292     3,028     3,280     3,905     5,918
Long Term Obligations            45        47        91        91        89
Working Capital
  (Deficit)                    (698)   (2,330)   (1,624)      536     3,305
Accumulated Depreciation and
  Amortization on Property,
  Plant, Equipment, and
  Mining Properties           6,910     6,860     7,572     7,187     7,818
Shareholders' Equity
  (Deficit)                   1,416     1,356       (11)    1,189     3,915

(1) Includes charge of $6,154,000 related to write down of mine lease intangible for Morning Star Mine.

Item 7.       Management's Discussion and Analysis
              of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the audited financial statements starting at Page F-1.

General Commentary

1994 was a year of progress for Vanderbilt Gold Corporation. Vanderbilt held a Shareholders' meeting for the first time in three years and at that meeting four incumbent directors were reelected and three new directors were elected, the number of authorized shares was increased from 25,000,000 to 45,000,000 and the Company's Stock Option Plan was modernized and expanded. Another $148,000 in old debts was converted into the Company's common shares and $548,000 was raised through private placements. The Company brought its filings current with the United States Securities and Exchange Commission ("SEC") having been delinquent for 1991 and 1992. Activity at the Morning Star Mine was increased as of the year end; starting gold recovery from the leach solutions, detoxifying the second heap leach pad and preparing for the resumption of mining and vat leaching.

The $709,000 loss for 1994 is higher than the $527,000 loss for 1993, reflecting increased operating costs in starting the gold recovery at the Mine, greater reclamation and environmental expenses, and additional general and administrative expenses related to the catch up in financial audits and Form 10-K preparation costs. The $14,000 in Bullion Sales for the year reflects the proceeds realized from salvaging gold and silver from spent carbon.

1993 was a year of change for Vanderbilt. The 1993 loss of $527,000 was less than 50% of the $1,206,000 loss realized for 1992 and only about 18% of the $2,858,000 loss experienced for 1991. In the "Liquidity and Capital Resources" section of this Management's Discussion and Analysis is a discussion concerning the reduction of the Company's current liabilities by December 31, 1993 by $1,575,000 or 49% from the December 31, 1992 level. Shareholder's equity was restored by year end 1993 from a slight deficit position at year end 1992. These improvements were accomplished without selling off corporate assets, in fact, Vanderbilt retained a $3 million plus balance sheet at December 31, 1993 and ended the year with a small cash balance in the bank for the first time in three years.

Operating results reflect a loss for 1993, the working capital at December 31, 1993 remained in a deficit position and virtually all available common shares were utilized by December 31, 1993 indicating a need to obtain shareholder approval to increase the number of authorized common shares.

Results of Operations

The following financial and operational data highlight and summarize the Company's results of operations and financial position, for the periods indicated:

                                            Twelve Months Ended
                                                 December 31,
                                            1994       1993       1992
                                            (in thousands except
                                            percentages, per share
                                            and per ounce amounts)

Overburden and waste removed (tons)          -0-        -0-        -0-
Ore Mined (tons)                             -0-        -0-        -0-
Payable Gold (troy ounces):
    Produced                                 -0-        -0-        232
    Sold                                     -36*        12        287
Payable Silver (troy ounces):
    Produced                                 -0-        -0-        368
    Sold                                     -33*         1        368
Average Realization:
    Gold (per payable ounce)            $ 373.10   $ 334.02   $ 344.77
    Silver (per payable ounce)              5.16   $   3.64       4.00
Estimated troy ounces of recoverable
    gold remaining on heap leach pads      2,449      2,449      2,450
Dore Bullion Sales                            14          4        101
Operating Loss                               708        420      1,031
Net Loss                                     709        527      1,206
Net Cash Used in Operations                  329         87          9
Net Cash (Used in) Provided by
    Investing Activities                     (93)         6          4
Net Cash Provided by Financing Activities    539        117          5
Loss per Common Share                        .03        .03        .09
Total Assets                               3,292      3,028      3,280
Total Liabilities                          1,876      1,672      3,291
Accumulated Deficit                       23,418     22,709     22,182
Shareholders' Equity (Deficit)             1,416      1,356        (11)
Working Capital Deficit                      698        726      2,330

*Metals recovered from the spent carbon removed from the recovery tanks.

For 1994, Vanderbilt focused on bringing its filings current with the Securities and Exchange Commission, raising working capital, holding a shareholders' meeting, continuing the reclamation and environmental work at the Mine, restructuring debts, and trying to locate a joint venture partner for the Mine.

For 1993, the Company concentrated its efforts on detoxifying heap leach pad #1, mine site cleanup, general reclamation activities at the Mine, restructuring its debts, raising limited funds through private placements and working towards bringing its late SEC filings current.

The low level of gold production for 1991 through 1994 did not provide the necessary revenues with which the Company could mine any new ore, remove any waste or overburden, or fund day to day operations. Beginning in 1990 and continuing in 1991 and 1992, numerous production difficulties were encountered at the Morning Star Mine ("Mine"), which is Vanderbilt's principal operating facility. These difficulties resulted in an obvious decline in the amount of gold and silver recovered from the ore on the heap leach pads but continued to consume costs at a high rate. In August, 1990, management suspended mining operations (other than leaching), reduced the workforce and implemented other cost reduction measures. These measures remained in effect through 1994.

Depreciation and amortization expense is $44,000 lower during 1994 than in 1993 and $382,000 lower in 1993 than in 1992, generally reflecting the lower levels of activity at the Mine. At year end 1992, management changed its estimate as to the total costs expected to remove the waste from the pit and the estimate of the number of ounces of mineable gold ore. The effect of this change of estimate was a onetime increase in amortization of $202,000 for 1992.

Vanderbilt entered into a joint venture during 1994 intended to finance operations at the Mine. The other venturer funded only the first $50,000 of its contribution obligation. The $25,000 Gain on Joint Venture Termination reflects, in effect, Vanderbilt's cost recoveries to the extent of 50% of that first $50,000. The joint venture was terminated by December 31, 1994.

The loss on sale or other disposal of assets of $166,000 for 1993 was primarily related to the write off of the unamortized balance of heap leach pad #2 ($43,000) and the write off of the remaining book value of the crushing plant facility ($126,000).

The 1994 interest expense is composed of two negotiated settlement amounts on old debts of $24,000 and the $13,000 remainder represents charges by general trade creditors. The 1993 interest expense of $72,000 reflects principally the interest charges imposed by San Bernardino County on past due property taxes, some of which are in dispute. The 1992 interest expense of $183,000 is composed of $134,000 in interest charged by CTI, a group of unrelated parties who provided $300,000 in funding specifically for chemicals and other supplies and personnel to restart the heap leach process on leach pad #2, $5,000 to Internal Revenue Service, and $38,000 to the San Bernardino County Tax Collector.

Beginning in January, 1992, additional drilling and surface sampling were undertaken. The results indicated a possible high grade ore zone within the mine area which may more extensive than previously believed. On the basis of this new data, the Company developed a new mining plan that maximizes efforts to recover the ores in this high grade zone. The plan, if implemented and if successful, could result in reasonable gold and silver profitability.

Liquidity and Capital Resources

The Company ended the year of 1994 with a working capital deficit of $698,000 as opposed to a year end deficit for 1993 of $726,000. However, 1994 saw an increase in overall cash flow of $117,000 as compared to a cash flow increase of $36,000 for 1993. The actual cash and cash equivalent balance at year end 1994 of $153,000 as opposed to $36,000 at year end 1993 is indicative of management's dedication to turning the Company's fortunes around. During 1994, as described above and in the Statements of Cash Flows, Vanderbilt was able to raise $548,000 in private placements and reduce prior debts by some $148,000.

As stated in the general Commentary to this Management Discussion and Analysis, Management was been able to reduce current liabilities by December 31, 1993 by $1,575,000 or 49% from the December 31, 1992 level. While this was not enough to restore working capital to a positive balance from a deficit position, the working capital deficit was reduced by $1,604,000 by year end 1993 from the 1992 year end level. $133,000 in cash was raised through private placements; the related commissions were paid in common stock. The Company was able to negotiate with creditors and retire $902,000 in prior accounts payable, pay $72,000 of current expenses, pay amounts due related parties by $19,000, reduce notes payable - other by $400,000, reduce accrued interest by $60,000, and settle deferred revenues - gold sales by $118,000 all with common stock in debt restructuring. Another $100,000 in accounts payable and $48,000 in amounts due to related parties were paid with Series A Preferred Stock. In total, the Company issued approximately 11,000,000 common shares for a value of $1,846,000 (average $0.1678 per share) and 9,670 Series A Preferred Shares for a value of $148,000 (average $0.153 per share).

The Company's continued existence and resumption of operations at the Mine and the continuation of evaluation, exploration and development of other mineral properties, including the Rosarence concessions, are dependent upon its ability to raise additional capital for these purposes through private placements, restructuring of debt, joint venture and other financing arrangements.

Inflation and Other Factors Influencing Future Performance

The impact of inflation on Vanderbilt's operations can vary. The future price of gold and the level of interest rates could directly affect the Company's future operating revenues and/or net profits. Low interest rates and higher gold prices may enhance the value of Vanderbilt's investment in the Mine.

Vanderbilt's future operating results, to a large degree, depend upon its success in locating, acquiring and producing commercial quantities of gold and other minerals.

Since Vanderbilt does not have any regular and dependable source of revenues, increases in inflation could cause costs and expenses to exceed anticipated or budgeted amounts.

Vanderbilt's management does not believe that inflation has or will, in the foreseeable future, adversely affect its income or loss from continuing operations. However, economic conditions, certain hazards and risks inherent to the mining industry in general, as well as environmental factors, could adversely affect income and cash flow from operations.

Other Matters

In February, 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, ("SFAS 109"). Among other things, SFAS 109 requires that deferred income tax balances be adjusted to, and maintained thereafter at statutory rates in effect when the taxes are expected to be paid. Under current rules, deferred income taxes are established at tax rates in effect when the associated timing differences arise. SFAS 109 was adopted by the Company in the first quarter of 1993. The Company does not expect that SFAS 109 will have a material impact on its financial position.

On September 1, 1992, the Equity Listing Committee of the Pacific Stock Exchange voted to delist the securities of Vanderbilt. The Common Stock had been suspended from trading on July 24, 1992. The basic cause of the delisting and suspension was that Vanderbilt had not filed its Form 10-K with the United States Securities and Exchange Commission for its year ended December 31, 1991, which has now been filed. Vanderbilt's common stock is now traded on the NASDAQ Electronic Bulletin Board System.

In 1992, eight separate creditors brought suit to enforce collection of amounts due them. The aggregate principal amount involved totalled $236,000. Each obtained a judgement against Vanderbilt for the amount of their respective claims during 1992 or 1993. In 1994, a corporation owned by two of the Company's directors purchased $156,875 of the debt, had the judgements assigned and exchanged the debt for common shares at the original debt amount.

Environmental

During 1991, monitor wells on heap leach pad #2 disclosed the existence of a small leak of the leach solution from the top pad liner. The regulatory authorities prohibited the Company from adding any further cyanide to the leaching solution. Heap leach pad #2 has three separate pad liners. The leak is apparently confined to the top liner. Tests indicate that the other two have maintained their integrity and there has been no contamination of any of the soil underneath the leach pad, itself.

In September and October, 1992, a misdemeanor jury trial was held in San Bernardino County (California) Municipal Court, which resulted in ten guilty verdicts against Vanderbilt and ten guilty verdicts against its president, Mr. John F. Jordan, Jr., for environmental violations. These verdicts resulted in fines totaling $90,000 for each (grand total $180,000). The Company and Mr. Jordan have filed an appeal to an Appellate Panel in the Superior Court of San Bernardino County against each of the ten misdemeanor convictions. It would be premature to attempt to predict the eventual outcome of the Company's appeal.

In April, 1993, the Bureau of Land Management (BLM) served Vanderbilt with a request that the Morning Star Mine "Plan of Operation" be amended. A "Plan of Operation" filed with the BLM is, in effect, a permit to operate the mine which is located on public land. Vanderbilt has filed a "Revised Plan of Operation" with the BLM pursuant to that request.

During 1991 and continuing through early 1994, Vanderbilt had been actively detoxifying the heap leach pad #1 and has now obtained reclassification and closure from the regulatory authorities that it has been so detoxified. During 1992, the Company concentrated on reclamation activities, mine site cleanup, and metallurgical testing.

Detoxification of heap leach pad #1 started in 1990 and continued through 1993. The pad was repeatedly flushed with fresh water which was recirculated to expose it to air and sunlight. This lowered the liquid volume and reduced the contained cyanide to below benchmark drinking water standards. Heap leach pad #1, which contained over 1,400,000 tons of spent ore, was tested in January, 1992, in accordance with a plan developed by a licensed hydrologist. Assays have revealed that the cyanide in the solid materials is below the allowable limits for previously leached materials. In 1993, a closure report requesting reclassification of the heap leach pad to a nontoxic category was filed and such reclassification was received in 1994.

In 1992 and 1993, the Company also devoted time and effort to improving the mine site. Equipment abandoned by the former contractors was removed from the site. Hazardous waste, primarily diesel fuel, motor oil, and filters, was removed in accordance with current regulations. Spills that had occurred over the long history of mining at Morning Star were remediated.

During 1992 and again in 1993, the Company commissioned a metallurgical test program directed toward improved gold recovery levels with less environmental impact. The process entails fine crushing the ore, agglomerating it with cyanide, lime and cement and leaching it in totally enclosed vats. The leached ore is then detoxified before being removed from the enclosed area. This approach has the advantage of dramatically reducing the time needed for precious metal recovery and for final reclamation of the spent ores. In laboratory tests the gold recovery shows as increased from 74% to 85% or higher. This procedure comprises the basis for the revised Plan of Operations submitted to the BLM and to the Lahontan Region of the California Regional Water Quality Control Board.

In August, 1994, the Company's San Bernardino County, State of California, permit to operate a mine expired. Vanderbilt is now required to expend considerable man-hours and expense on preparing the reapplication for a new permit. Considering the 1992 misdemeanor court case and the general attitude in San Bernardino County against mining operations of any kind, management is not able to forecast their success in obtaining the new permit or gauge the scope of any limitations which the new permit may place upon the operations at the mine.

The California Desert Protection Act of 1994 ("Act") was passed by Congress and signed into law by the President. The Morning Star Mine ("Morning Star") is located in the newly designated "Mojave National Preserve". In general, the Morning Star's mining and processing operations, under the new Act, may be conducted as provided in the existing Plan of Operations (Plan"). One change will be that public land, including that occupied by the Morning Star, will be administered by the National Park Service ("NPS") instead of the BLM. The exact timetable for the transfer has not been announced. The NPS, however, has notified the Company that existing operating mines, with approved BLM Plans, that are now on lands to be administered by the NPS will be temporarily allowed to continue until the approved BLM Plan can be converted to an approved NPS Plan and a validity determination of its claims can be made.

The land around the Morning Star will no longer be open to new mining claims, but the new Act expressly provides that this withdrawal of land from mineral entry is "subject to valid existing rights", which would obligate the United States Government to honor the Morning Star's valid mining claims, permits and the approved Plan of Operation.

Since the Morning Star has an approved Plan (Approved by BLM) and state water permits, it appears that the mining and processing operations can proceed in accordance with the Company's plans. However, it is not possible at this time to assess the ultimate impact, if any, that the Act will have upon the Company's operations at the Morning Star and the timing of such impact.

Conclusion

1994 continued the positive progress started in 1993, and 1995 shows full promise to exceed both years for accomplishments. In January, 1995, the Company signed an Agreement with Compania Minera Rosarence S. A. de C. V. ("Rosarence"), a Mexican Corporation headquartered in Culiacan, Sinaloa, Mexico wherein the Company will fund certain development and exploration activities to be performed by Rosarence at a 67,000 acre concession in the State of Durango, Mexico. Preliminary sampling has identified gold, silver and copper potentials. The Company also acquired a one year option to acquire a specified portion of the concession, including all equipment purchased pursuant to the agreement, and further, the option to acquire all of the outstanding shares of Rosarence at no further cost. This option expires one year from January 13, 1995.

Vanderbilt is required to pay $200,000 for the grant of the option, as follows: 1) the delivery of a Caterpillar D8K bulldozer to Rosarence, valued in the agreement at $55,000, 2) $25,000 upon execution of the agreement, and 3) four quarterly payments of $30,000 each beginning April 1, 1995.

The Company is obligated to provide $400,000 for the exploration and development of the concession during the one year term following the execution of the agreement.

Vanderbilt may exercise its option to purchase the specified portion of the concession and all of the shares of Rosarence by notifying Rosarence of its intention and transferring 1,800,000 restricted common shares to the non US person owner(s) of Rosarence pursuant to Regulation S of the United States Securities and Exchange Commission. If, however, the shares have a value less than $1.00 each (average of bid and ask price on the NASDAQ Electronic Bulletin Board System), the seller(s) may elect to receive the remainder of the option exercise price in cash or in additional Vanderbilt common shares. In effect, the sellers are to receive $1,800,000 in value (Vanderbilt common shares and cash).

During the term of the agreement, Rosarence shall be the operator of the concession pursuant to a mutually agreed upon work plan.

Any revenues earned during the term of the agreement are restricted to be used for expanded exploration and development and may be used by Vanderbilt as an offset against its $400,000 funding obligation.

During the first quarter of 1995, the Company recovered and processed about 40 ounces of gold from the heap leach solutions underlying heap leach pad #2 at the Morning Star Mine, demonstrating that the current process and the equipment in place are both functional.



Item 8.       Financial Statements

                         INDEX TO FINANCIAL STATEMENTS

Independent Auditor's Report. . . . . . . . . . . . . . . . . . . . . .F-1

Consolidated Balance Sheets at December 31, 1994 and 1993. . . . . . . F-2

Consolidated Statements of Operations. . . . . . . . . . . . . . . . . F-3

Consolidated Statements of Changes in Shareholders' Equity (Deficit). .F-4

Consolidated Statement of Cash Flows. . . . . . . . . . . . . . . . . .F-6

Notes to Consolidated Financial Statements. . . . . . . . . . . . . . .F-8

                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors
Vanderbilt Gold Corporation

I have audited the accompanying consolidated balance sheets of Vanderbilt Gold
Corporation and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, changes in shareholders' equity
(deficit) and cash flows for each of the three years in the period ended
December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards.
Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vanderbilt Gold
Corporation and subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 10 to the financial statements, the Company's recurring losses from operations and accumulated deficit raise substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 10. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.




/S Keith J. Rosen
Keith J. Rosen
Certified Public Accountant
Sherman Oaks, California
March 15, 1995

                  VANDERBILT GOLD CORPORATION AND SUBSIDIARIES
           Consolidated Balance Sheets at December 31, 1994 and 1993
                  (In Thousands, except for number of shares)
                                                             1994        1993
Current Assets:
   Cash and Cash Equivalents (Note 6)                     $    153    $     36
   Accounts Receivable - Trade                                  68           -
   Employee Advances Receivable                                 23           5
   Due from Related Party                                       17           -
   Inventories (Notes 2 & 5)                                   867         851
   Prepaid Expenses                                              3           4
   Other                                                         2           3
                                                            ______      ______
      Total Current Assets                                   1,133         899

   Property, Plant, Equipment and
     Mining Properties  - Net (Notes 2 & 4)                  2,159       2,129
                                                            ______      ______
      Total Assets                                        $  3,292    $  3,028
                                                            ======      ======
Current Liabilities:
   Accounts Payable                                       $  1,062    $    959
   Accrued Expenses                                            156         169
   Accrued Salaries and Wages                                  480         370
   Notes Payable - Other (Note 12)                               -          14
   Due to Related Parties (Note 3)                               -           5
   Deferred Revenue - Gold Sales (Note 11)                      95          70
   Gold Loan Payable (Note 3)                                   38          38
                                                            ______      ______
      Total Current Liabilities                              1,831       1,625

Long Term Liabilities:
   Accrued Reclamation Expense                                  45          47

Shareholders' Equity (Deficit):
   Preferred Stock, Par Value $.01 Per Share;
     Authorized 5,000,000 Shares;
     Series A, 100,000 Shares Designated,
     Issued and Outstanding 9,670 Shares (Note 13)               -         148
   Common Stock, Par Value $.01 Per Share;
     Authorized 45,000,000 Shares at 1994
     and 25,000,000 Shares at 1993;
     Issued and Outstanding 28,976,210
     and 23,558,412 Shares at Respective Dates                 290         235
   Common Stock Subscribed but Unissued (825,546 Shares)       133           -
   Additional Paid in Capital                               24,411      23,682
   Accumulated Deficit                                     (23,418)    (22,709)
                                                            ______      ______
      Net Shareholders' Equity (Deficit)                     1,416       1,356
                                                            ______      ______
Total Liabilities and Shareholders' Equity (Deficit)      $  3,292    $  3,028
                                                            ======      ======

          See Accompanying Notes to Consolidated Financial Statements

                  VANDERBILT GOLD CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                                            Years Ended
                                                            December 31,
                                                    1994       1993      1992
Revenues:
  Bullion Sales                                 $     14    $     4   $   101
  Option Fee (Note 15)                                 -         50         -
  Rent Income                                          -          7         -
                                                  ______     ______    ______
    Total Revenues                                    14         61       101

Direct Cost of Sales:
  Mining, Leaching and Refining Costs                130         39       351
  Debt Restructuring Expense                          13         31         -
                                                  ______     ______    ______
    Total Direct Cost of Sales                       143         70       351

  Depreciation and Amortization (Notes 2 and 4)       60        104       486
  Reclamation & Environmental Expenses               112         84         -
  Exploration Costs (Note 2)                          10          -         7
  General and Administrative Expenses                397        223       288
                                                  ______     ______    ______     _ _ _ _ _ _
    Total Expenses                                   722        481     1,132

Loss from Operations                                 708        420     1,031

Interest Income                                        -          -         3
Dividend Income                                        1          -         -
Interest Expense                                     (37)       (72)     (183)
Debt Cancellation Income                              11        131         5
Gain on Joint Venture Termination                     25          -         -
Loss on Sale and Other Disposal of Assets              1        166         -

Net Loss Before Taxes                                709        527     1,206

Income Taxes (Benefit) (Note 7)                        -          -         -

Net Loss                                        $    709    $   527   $ 1,206
                                                  ======     ======     =====

Net Loss Per Share (Note 2)                     $   0.03    $  0.03   $  0.09
                                                  ======     ======     =====

Weighted Average Number of Shares
Outstanding Used in Calculation of
Loss Per Share                                    25,128     15,141    12,873
                                                  ======     ======    ======

          See Accompanying Notes to Consolidated Financial Statements

                                VANDERBILT GOLD CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Changes in Shareholders' Equity (Deficit)
                                               (in thousands)
                                                                                             Total
                                              Series A    Common  Additional              Shareholders'
                             Common Stock    Preferred     Stock    Paid-In  Accumulated     Equity
                          # of Shares Amount   Stock    Subscribed  Capital    Deficit      (Deficit)

Balance, January 1, 1992       12,481 $ 125  $       -   $      94 $ 21,946  $  (20,976)   $    1,189

Common Shares Issued for:
   Payment of Amount Due to
         Related Parties with
         Common Stock at $0.15
         per share                                               6                                  6
Net (Loss) for Year                                                              (1,206)       (1,206)
                               ______   ___     ______         ___   ______     _______         _____
 Balance, December 31, 1992    12,481 $ 125   $      -   $     100 $ 21,946  $  (22,182)   $      (11)

Common Shares Issued for:
    Sale of Shares                740     7                             126                       133
    Exercise of Employee Stock
         Options (Note 9) at
         $0.25 per share:
         For Accounts Payable       5                                     1                         1
         For Amounts Due Related
              Parties              50     1                              12                        13
         For Current Expenses       5                                     1                         1
    Exercise of Employee Stock
         Options (Note 9) at
         $0.18 per share:
         For Accounts Payable       5                                     1                         1
         For Current Expenses       5                                     1                         1
    Adjust Common Stock Subscribed                               2                                  2
    For Common Stock Subscribed   423     4                   (102)      98                         -
    Payment of Accounts Payable 5,505    55                             845                       900
    Payment of Accrued Expense     55     1                               8                         9
    Payment of Current Expense    440     4                              66                        70
    Payment of Amount Due
         Related Parties           38                                     6                         6

                        See Accompanying Notes to Consolidated Financial Statements


                                 VANDERBILT GOLD CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Changes in Shareholders' Equity (Deficit)
                                                (in thousands)
                                                                                             Total
                                              Series A    Common  Additional              Shareholders'
                             Common Stock    Preferred     Stock    Paid-In  Accumulated     Equity
                          # of Shares Amount   Stock    Subscribed  Capital    Deficit      (Deficit)


1993 Transactions, Continued

    Settlement of Gold Loans      933     9                             140                       149
    Settlement of Note Payable:
         CTI (Note 12)          1,625    16                             244                       260
         Others                   873     9                             131                       140
    Payment of Accrued Interest   375     4                              56                        60
Preferred Stock (Series A)
    Issued For (Note 13):
         Accounts Payable                          100                                            100
         Payment of Amount Due
              Related Parties                       48                                             48
Net (Loss) for Year                                                                (527)         (527)
                               ______   ___     ______         ___   ______     _______         _____
 Balance, December 31, 1993    23,558   235        148           -   23,682     (22,709)        1,356

Common Shares Issued for:
    Sale of Shares              3,072    31                             384                       415
    Conversion of Preferred
      Shares                      967    10       (148)                 138                         -
    Payment of Current Expenses   456     4                              69                        73
    Payment of Accounts Payable   703     7                             106                       113
    Settlement of Notes Payable    63     1                               9                        10
    Settlement of Deferred
Common Shares Subscribed and
    Fully Paid                                                 133                                133
      Revenue - Gold Sales        157     2                              23                        25
Net (Loss) for Year                                                                (709)         (709)
                               ______   ___     ______         ___   ______     _______         _____
  Balance, December 31, 1994   28,976 $ 290   $     -    $    133  $ 24,411  $  (23,418)   $    1,416
                               ======   ===     ======      ======   ======      ======         =====

                         See Accompanying Notes to Consolidated Financial Statements

                            VANDERBILT GOLD CORPORATION AND SUBSIDIARIES
                         Consolidated Statement of Cash Flows (Notes 1 & 6)
                                           (in thousands)
                                                                  Years Ended
                                                                  December 31,
                                                           1994      1993      1992
Cash Flows from Operating Activities:

    Net Loss                                           $   (709) $   (527)  $(1,206)
    Adjustments for Noncash Items Included
         in Net Loss):
              Depreciation and Amortization Charged:
               to Costs and Expenses from Current Period     60       104       474
               to Costs and Expenses from Inventory           -         -        13
               Included in Ending Inventory                   3         5         -
              Income from the Cancellation of Debt          (11)     (131)       (5)
              Provision for (Payment of) Reclamation
               Costs (Note 2)                                (2)      (44)        -
              Gain on Joint Venture Termination             (25)        -         -
              Passthrough of Joint Venture Expenses          25         -         -
              Loss on Disposal of Fixed Assets                1       166         -
              Settlement of Deferred Revenue - Gold
               Sales                                         13        31         -
              Payment of Current Expenses with Common Shares 60        72         -
    Changes in Current Assets and Liabilities:
              Accounts Receivable                           (68)        -         2
              Tax Refunds Receivable - Assigned (Note 7)      -         5        17
              Employee Advances Receivable                  (18)       (5)        -
              Due from Related Parties                      (17)        -         -
              Inventories - Net of Depreciation and
               Amortization Charged to Costs and Expenses   (16)        2        65
              Other Current Assets                            2         5        34
              Accounts Payable and Accrued Expenses         213       117       498
              Accrued Salaries & Wages                      110       113        99
              Deferred Revenues                              50         -         -
                                                         ______    ______    ______
                Net Cash (Used in) Operating Activities    (329)      (87)       (9)


Cash Flows from Investing Activities:

              Purchases of Fixed Assets                     (93)        -         -
              Proceeds from Fixed Asset Disposals             -         6         4
                                                         ______    ______    ______
                Net Cash Provided by (Used in)
                 Investing Activities                       (93)        6         4

                    See Accompanying Notes to Consolidated Financial Statements

                       VANDERBILT GOLD CORPORATION AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows, Continued
                                      (in thousands)

                                                                  Years Ended
                                                                  December 31,
                                                           1994      1993      1992

Cash Flows from Financing Activities:

        Proceeds from Sale of Stock                         415       133         -
        Proceeds from Common Stock Subscribed and
          Fully Paid                                        133         -         -
        Increase in Amounts Due to Related Parties            -         6        14
        Payment of Amounts Due Related Parties (Note 3)      (5)      (26)      (18)
        Increase in Notes Payable - Other                    10        12        19
        Payment of Notes Payable - Other                    (14)       (8)      (10)
                                                         ______    ______    ______
        Net Cash Provided by Financing
              Activities                                    539       117         5
                                                         ______    ______    ______
Increase in Cash and Cash Equivalents                       117        36         0
Cash and Cash Equivalents at Beginning of Year               36         0         0
                                                         ______    ______    ______
Cash and Cash Equivalents at End of Year               $    153  $     36   $     0
                                                         ======    ======     =====

Supplemental Information:
    Interest Paid                                             1         -         4
    Payment of Accrued Interest with Common Stock            25        60         -
    Payment of Accounts Payable with Common Stock           113       902         -
    Exercise of Employee Stock Options with Amount Due
      Related Parties                                         -        13         -
    Settlement of Forward Gold Sale with Common Stock        25       118         -
    Exercise of Employee Stock Options with
      Accounts Payable                                        -         2         2
    Fixed Assets Exchanged in Settlement for Accounts
      Payable & Accrued Expense                               -         -         9
    Fixed Assets Exchanged in Settlement of Notes Payable     -         -         7
    Payment of Amount Due Related Parties with Common Stock   -         6         6
    Payment of Notes Payable - Other with Common Stock       10       400         -
    Payment of Accounts Payable with Preferred Stock          -       100         -
    Payment of Amounts Due Related Parties with
      Preferred Stock                                         -        48         -
    Non-Cash Investment in Joint Venture                     50         -         -
    Non-Cash Distribution from Joint Venture                 50         -         -


                See Accompanying Notes to Consolidated Financial Statements


                  VANDERBILT GOLD CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

1.    ORGANIZATION AND NATURE OF ACTIVITIES:

    Vanderbilt Gold Corporation ("Company") operates the Morning Star Mine ("Mine"), its principal operating property, which is located in eastern San Bernardino County, California. The Mine produces gold and silver which is sold by the Company in the form of dore bullion. In January 1995, the Company signed an agreement with Compania Minera Rosarence S. A. de C. V. ("Rosarence"), a Mexican Corporation headquartered in Culiacan, Sinaloa, Mexico wherein the Company will fund certain development and exploration activities to be performed by Rosarence at a concession in the State of Durango, Mexico. See Note 16 for additional details.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    Basis of Presentation

    The Company's consolidated financial statements have been prepared on the going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's continued existence is dependent upon its ability to achieve profitable operations, reduce its accounts payable and accrued expenses, realize its investment in inventories and to obtain additional financing. Accordingly, the consolidated financial statements do not include any adjustments relating to the overall recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern in its present form.

    Principles of Consolidation

    The consolidated financial statements include the accounts of the Company, its wholly owned and majority owned subsidiaries and its proportionate share of the accounts of the joint ventures in which it participates. All intercompany and interventure accounts and transactions have been eliminated.

    Inventories

    Inventories of ores (on the heap leach pad) and precious metals in process are valued at the lower of average cost or market. Ore inventories include direct production costs, allocable operating overhead and allocable depreciation and amortization. Materials and supplies are stated at the lower of cost, using the first-in, first-out method, or market.

                  VANDERBILT GOLD CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

    Property, Plant, Equipment and Mining Properties

    Property, plant, equipment and producing mining properties are capitalized at cost. Overburden and waste rock removal costs are capitalized and amortized as the underlying ore reserves are mined. For producing mining properties, the acquisition costs, deferred overburden and waste rock removal costs are amortized by the units of production method based upon estimated ore reserves. Plant and equipment are depreciated over their estimated useful lives, principally on a straight line basis (Note 4).

    Exploration Costs

    Exploration costs and costs of carrying and retaining undeveloped properties are charged against income as incurred.

    Reclamation and Environmental Costs

    Various governmental agencies have set minimum levels for required reclamation procedures to be performed at the time the mining and production activities at the Mine cease. Provision has been made in the Company's financial statements for the estimated future costs for the dismantling and reclamation work to be done to comply with existing and known reclamation standards. This provision is computed on a units of production basis. Ongoing expenses for compliance with environmental regulations are expensed as incurred.

    Recognition of Revenue

    The Company recognizes the revenue from the sale of gold and silver dore bullion as of the date of delivery. The settlement price for the bullion is determined as of the settlement date, which is usually five working days after the receipt of the bullion by the refiner or, in the case of a forward sale contract, by the terms and conditions of the forward sale contract. Payment is generally received within two weeks following the shipment date.

    Interest Expense

    Interest costs incurred during the construction of certain assets are capitalized as a part of the asset cost.

    Income Taxes

    The effects of timing differences between financial income (loss) and taxable income (loss) are deferred. Investment tax credits are recognized when earned (the flow through method). The Company has significant net operating loss carryforwards available to offset future taxable income.
                  VANDERBILT GOLD CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

    Loss Per Common Share

    Loss per common share is computed on the basis of the weighted average number of shares, which includes the number of shares subscribed to and for which the Company has been fully paid. The effect on loss per common share resulting from the exercise of outstanding options would be antidilutive.

    Reclassifications

    Certain reclassifications were made to the prior years' financial statements for comparability to 1994. Such reclassifications had no effect on the amount of net loss(es).

3.  RELATED PARTY TRANSACTIONS:

    The Company entered into a Gold Loan in November, 1990 with Brenda, Inc. It borrowed 653 ounces of gold which were simultaneously sold at $383.10 per ounce and the Company received the proceeds of $250,164.30. Under the terms of the Loan Agreement and the related Security Agreement, the loan bears interest, payable monthly, of 3.53% per annum on the outstanding dollar value of the unpaid gold ounces computed daily using the London afternoon fixing price. The Loan Agreement provides for repayment by the Company delivering 100 ounces of gold to Brenda Inc. each month from January to April, 1991, 125 ounces in May, 1991, and 128 ounces in June, 1991. Virtually all of the Company's assets are pledged as collateral for this loan under the Security Agreement until the loan is paid in full. At December 31, 1994, 1993 and 1992, 100 ounces remained undelivered.

    The President engaged in financial transactions with the Company during 1994, 1993 and 1992. Following is a summary of the financial transactions between the Company and this related party:

                                                  1994      1993      1992

         Loan Balance, Beginning of Year      $  5,000  $ 74,000  $ 84,000
         Additional Loans during the Year       21,000     6,000    10,000
         Transfer of Accounts Payable Balance        -     2,000         -
         Expense Reports Submitted               3,000     9,000         -
         Cash Repayments                       (46,000)  (26,000)  (14,000)
         Exercise of Employee Stock Options          -   (12,000)        -
         Repayment of Loan with Series A
              Preferred Stock                        -   (48,000)        -
         Repayment of Loan with Common Stock         -         -    (6,000)
                                                ______    ______    ______
         Loan (Receivable) Balance
              end of Year                     $(17,000) $  5,000  $ 74,000
                                                ======     =====    ======

                  VANDERBILT GOLD CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

    Another Board member loaned $12,000 at 12% percent interest per annum during 1990; $6,000 of the loan was repaid by conversion to common stock in 1993 and $6,000 had been paid in cash during the year ended 1990.

4.  PROPERTY, PLANT, EQUIPMENT AND MINING PROPERTIES - NET:

    Property, plant, equipment and mining properties, accumulated depreciation and amortization and range of estimated lives as of December 31, 1994 and 1993 are as follows (in thousands):

                                                  Range
                                                 Of Lives
                                                 In Years       1994      1993
    Capitalized Overburden and
         Waste Removal Costs                    Approx 5    $  8,019  $  8,019
       Mining and Other Equipment                   5-10       1,050       970
                                                              ______    ______
                                                               9,069     8,989
       Less:  Accumulated Depreciation and Amortization       (6,910)   (6,860)
                                                              ______    ______
          Net Property, Plant, Equipment and Mining
            Properties                                      $  2,159   $ 2,129
                                                              ======     =====

5.  INVENTORIES:

    Inventories at December 31, consist of the following (in thousands):

                                                                1994      1993
         Ore (on Heap Leach Pad and in process)              $   856   $   851
         Materials and Supplies                                   11         -
                                                              ______    ______
              Total                                          $   867   $   851
                                                               =====     =====

    Management believes that 2,449 ounces of gold remains in the heap leach pad at December 31, 1994 and 1993 and that they are recoverable over a several year period, depending upon the level of mine and refinery operations.

6.  CASH FLOW INFORMATION:

    Cash and cash equivalents consist of cash on hand and investments in short-term, highly liquid securities which generally have maturities of three months or less when purchased.

                  VANDERBILT GOLD CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

7.  INCOME TAXES:

    The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109 effective January 1, 1993. Adoption of SFAS No. 109 had no material impact upon the financial statements of the Company. The Company has no computable material timing differences for any items of income or deductions for 1994, 1993 or 1992 which could give rise to any material deferred income taxes. The Company has available at December 31, 1993, estimated federal net operating loss carryforwards of approximately $12,000,000, which expire in varying amounts between 1997 and 2009. It also has net investment tax credits of $23,000, which expire in varying amounts between the years 1994 and 2004.

    A write off of the Mine Lease Intangible in the amount of $6,154,000 which the Company recorded in 1990 is not a deduction for income tax purposes until the Company has ceased operations at, disposed of the Morning Star Mine or recorded amortization for tax purposes which fully expenses the remaining balance.

8.  RENTAL EXPENSE AND LEASE COMMITMENTS:

                               MORNING STAR MINE
                       SAN BERNARDINO COUNTY, CALIFORNIA

    The Company leases two unpatented lode mining claims from unrelated parties. The lease commenced on October 24, 1973, and was scheduled to expire in October of 1993; however, the lease provides that it will continue so long as the lessee is conducting exploration, development or mining operations on the property. The Company is obligated to pay a monthly royalty equal to the greater of $1,000 or 5% of the net smelter receipts. The Company paid royalties of $12,000 for each of 1994, 1993 and 1992. Vanderbilt may cancel this lease at its option.

9.  STOCK OPTIONS:

    Incentive Stock Option Plans:

    In 1983, the shareholders approved the 1983 Incentive Stock Option Plan (the "ISO Plan"). Under the ISO Plan, full-time officers and other key employees may be granted options to purchase shares of common stock of the Company at a price at least equal to fair market value on the date of grant. There were no Stock Option plan transactions, under this plan, during 1992 or 1993. 29,500 options were available for grant at December 31, 1992. The 1983 ISO Plan expired on September 15, 1993.

                  VANDERBILT GOLD CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

    At the Annual Meeting of Stockholders held June 6, 1989 the Stockholders approved the Company's 1989 Stock Option Plan. This plan provides for the discretionary grant of up to 500,000 shares of the Company's common stock as incentive stock options to officers and other key employees and for the automatic grant of certain non-qualified stock options to nonemployee directors. At the Annual Meeting of Shareholders held June 16, 1994, the Stockholders approved amending the 1989 Stock Option Plan to authorize the eligibility of certain consultants to be granted options and to increase the number of shares available for grant under the Plan from 500,000 to 1,000,000 shares of Common Stock.

         The 1989 Stock Option Plan transactions during 1994, 1993 and 1992 are shown below:

    Number of Shares                          1994          1993          1992

    Balance at January 1,                  102,000       174,500       197,500
    Authorized Increase in Shares          500,000             -             -
    Options Granted                        645,000         5,000         5,000
    Options Exercised                            -       (70,000)            -
    Average Price                                -         $0.24             -
    Options Lapsed or Terminated           (22,000)       (7,500)      (28,000)
    At December 31:
    Options Outstanding                    725,000*      102,000       174,500
    Average Price                            $0.25         $0.64         $0.48
    Options Available for Grant            177,500       300,500       298,000

    *80,000 expire June 29, 1995, 620,000 expire June 24, 1999 and 25,000 expire June 30, 1999.

    Non-Qualified Stock Options:

    On March 27, 1987, the shareholders approved the 1986 Non-Qualified Stock Option Plan (the "1986 Non-Qualified Plan") under which directors and full-time key employees of the Company were eligible to receive options to purchase shares of common stock at an exercise price not less than 100% of the fair market value of the stock on the date of the option grant. 500,000 shares of the common stock had been reserved for issuance under this plan. As of December 31, 1990, 39,000 shares had been cumulatively granted under this plan at an average exercise price of $4.88. 461,000 shares remained available for grant under this plan as of December 31, 1993 and 1992. The Board of Directors terminated this plan April 20, 1994.

                  VANDERBILT GOLD CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

    In February and July, 1991, the Board of Directors granted options at $0.25 per share for the Company's common stock to persons who had made loans to the Company and agreed to accept the options in lieu of interest on their loans. Two unrelated individuals received these options for 320,000 shares (expiration date August 14, 1993), one Board member received an option for 48,000 shares (expiration date August 14, 1993), an individual received an option on 28,000 shares (expiration date July 4, 1994), the President and Chairman of the Board received an option on 380,000 shares (expiration date July 4, 1994) and one unrelated party received an option on 500,000 shares (expiration date August 14, 1994).

10. GOING CONCERN:

    The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring net losses for the years ended December 31, 1994, 1993 and 1992. Further, the current liabilities exceed current assets by $698,000 at December 31, 1994 and $726,000 at December 31, 1993. Those
    factors as well as the uncertain capability of the Company to produce gold in sufficient quantities to fulfill the requirements of the gold loan, to meet the delivery schedules for the deferred revenue contracts (which are technically in default) and to generate sufficient revenues to fund day to day operations and meet its funding obligations under the Rosarence Agreement create substantial uncertainty about the Company's ability to continue as a going concern. The Company is exploring alternative financing arrangements via direct loans, private placements, restructuring debt or by joint venture arrangement(s) to provide the capital with which to commence full operations and meet contractual obligations.

    During 1994, the Company raised $414,000 through private placements, paid about $73,000 in current expenses with common shares, settled prior and current debts amounting to $148,000 by conversion to common shares. In 1993, the Company converted a substantial portion of debt (approximately $1,690,000) into common and preferred stock, raised $133,000 through private placements, and negotiated a settlement of one liability for $96,000 less than owed.

11. DEFERRED REVENUE - GOLD SALES:

    The Company entered into forward gold sale arrangements with four parties between June and August, 1990. Under the arrangements, the Company agreed to deliver a total of 900 ounces of gold on varying delivery dates commencing in December, 1990 through March, 1991. The Company received a total of $266,500 (average price per ounce $296.11) in cash proceeds at the time the contracts were entered into.

                  VANDERBILT GOLD CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

    Between October, 1991 and April, 1994, three of the parties agreed to accept common shares as payment in lieu of gold delivery. As a result of the Company's inability to meet the required scheduled delivery dates, the remaining gold contract for 150 ounces is in default at December 31, 1994. As part of the debt restructuring in 1994, $25,000 (85 ounces) of these contracts was settled with 156,875 common shares (at $0.16 per share). As a part of the debt restructuring in 1993, the Company was able to settle $118,000 of these contracts (400 ounces) for 933,000 shares of common stock at $0.16 per share.

    During 1994, the Company entered into a gold contract with an unrelated party wherein the Company sold 166.66 ounces of gold at $300.00 per ounce under a delivery schedule projected to commence in November 1994 and conclude by November 1995. The Company guaranteed the buyer a minimum 10% return should the price of gold at the dates of delivery be below $330.00 per ounce. The Company received $50,000 in proceeds at the effective date of the contract.

12. NOTES PAYABLE - OTHER:

    During 1993, the Company negotiated with the successors in interest to CTI to accept common stock in exchange for the amount owed by the Company. The successors in interest agreed to accept 2,000,000 common shares at $0.16 per share ($320,000) as settlement in full for all amounts owed including interest. The Company also negotiated with three individual creditors, who had loaned cash to Vanderbilt, to accept approximately 873,000 shares of its common stock at $0.16 per share in settlement of $140,000 in loans.

13. PREFERRED STOCK:

    On December 30, 1993, the Board of Directors by written consent authorized the Company to issue 9,670 shares of Series A Preferred Stock. 100,000 shares of the authorized 5,000,000 shares of preferred stock was designated that date by the Board of Directors as Series A Preferred Stock. This Series A Preferred Stock is not entitled to receive dividends, has a $1.00 per share preference upon liquidation, has the right to share ratably with others entitled to liquidation preferences, and has voting rights equal to the number of common shares into which the preferred could be converted. Each share of the Series A Preferred Stock is convertible into 100 shares of common stock; except that in the event of a change of control each Series A preferred share shall be convertible into 1,000 shares of common stock. For this purpose, a change of control of the Company not approved by at least 75% of the directors prior to such change of control, includes the acquisition by a single holder or a group acting in concert, of such number of shares of common stock or other securities of the Company so as to permit the holder or affiliated holders to cause the election of at least one-third of the directors of the Company.

                  VANDERBILT GOLD CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

    The Company had the option to convert the Series A Preferred Stock into common shares at any time up to and including December 31, 1994; thereafter the holder(s) of such preferred shares have the right to require conversion.

    6,670 shares at $14.99 per share of the Series A Preferred Stock were issued December 30, 1993 in payment of $100,000 of accounts payable to an unrelated party and 3,000 shares at $16.00 per share were issued to the Chairman of the Board and President in payment of $48,000 which he had loaned to the Company.

    On October 10, 1994, the Board of Directors exercised the conversion right and all of the Series A Preferred Stock was converted into common stock.

14. CONTINGENCIES:

    In September and October, 1992, a misdemeanor jury trial was held in San Bernardino County (California) Municipal Court, which resulted in ten guilty verdicts against Vanderbilt and ten guilty verdicts against its President, Mr. John F. Jordan, Jr., for environmental violations. These verdicts resulted in fines totaling $90,000 for each (grand total $180,000). The Company and Mr. Jordan have filed an appeal to an Appellate Panel in the Superior Court of San Bernardino County against each of the ten misdemeanor convictions. It would be premature to attempt to predict the eventual outcome of the Company's appeal. A provision for the Company's fine was recorded in the 1992 financial statements.

    In April, 1993, the Bureau of Land Management (BLM) served Vanderbilt with a request that the Morning Star Mine "Plan of Operation" be amended. A "Plan of Operation" filed with the BLM is, in effect, a permit to operate the mine which is located on public land. Vanderbilt has filed a "Revised Plan of Operation" with the BLM pursuant to their request.

    Like other companies, Vanderbilt is subject to the existing and evolving standards relating to the protection of the environment. It has established a reserve for reclamation for those costs it can estimate that it will probably incur when the operations at the Mine finally cease. However, Vanderbilt is subject to contingencies as a result of changing environmental laws and regulations. The related future cost is indeterminable due to such factors as the unknown timing and extent of corrective actions which may be required and due to the application of joint and several liability. Vanderbilt believes that those costs will not have a material adverse effect on its operations or financial position.

                  VANDERBILT GOLD CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

15. OPTION FEE:

    During 1993, Vanderbilt and Boulder Gold, Inc.("Boulder"), a Delaware Corporation, a wholly owned subsidiary of American Boulder NL, an Australian Corporation, entered into a letter of intent which provided generally that Vanderbilt and Boulder would enter into a production joint venture for the Morning Star Mine, if after a 60 day due diligence period granted to Boulder, Boulder elected to proceed with the production joint venture with Vanderbilt. Boulder paid $50,000 with the letter of intent which further provided that if Boulder elected to proceed with the production joint venture, the $50,000 payment would be considered as payment in full for Vanderbilt common stock valued at a date exactly two weeks prior to Boulder's election. Boulder was to notify Vanderbilt of its intention to exercise or not sixty days from August 16, 1993. On January 3, 1994, Vanderbilt received a letter from Boulder notifying it that Boulder had decided not to proceed with the production joint venture. Accordingly, Vanderbilt recorded the option fee received as income for its "standing still" during the Boulder sixty day due diligence period during which Vanderbilt could not negotiate with any other potential joint venturer or investor with respect to the Morning Star Mine.

16. SUBSEQUENT EVENT:

    On January 13, 1995, Vanderbilt entered into a contract with Compania Minera Rosarence S. A. de C. V., also known as Rosarence, under which the Company is to fund certain exploration and development activities in a concession of 67,000 acres in the western part of the State of Durango, Mexico. Preliminary sampling has identified gold, silver and copper potentials. The Company also acquired a one year option to acquire a specified portion of the concession, including all equipment purchased pursuant to the agreement, and further, the option to acquire all of the outstanding shares of Rosarence at no further cost. This option expires one year from January 13, 1995.

    Vanderbilt is required to pay $200,000 for the grant of the option, as follows: 1) the delivery of a Caterpillar D8K bulldozer to Rosarence, valued in the agreement at $55,000, 2) $25,000 upon execution of the agreement, and 3) four quarterly payments of $30,000 each beginning April 1, 1995.

    The Company is obligated to provide $400,000 for the exploration and development of the concession during the one year term following the execution of the agreement.

                            VANDERBILT GOLD CORPORATION AND SUBSIDIARIES
                       Notes to Consolidated Financial Statements, Continued

    Vanderbilt may exercise its option to purchase the specified portion of the concession and all of the shares of Rosarence by notifying Rosarence of its intention and transferring 1,800,000 restricted common shares to the non
    US person owner(s) of Rosarence pursuant to Regulation S of the United States Securities and Exchange Commission. If, however, the shares have a value less than $1.00 each (average of bid and ask price on the NASDAQ Electronic Bulletin Board System), the seller(s) may elect to receive the remainder of the option exercise price in cash or in additional
    Vanderbilt common shares.  In effect, the sellers are to receive
    $1,800,000 in value (Vanderbilt common shares and cash).

    During the term of the agreement, Rosarence shall be the operator of the concession pursuant to a mutually agreed upon work plan.

    Any revenues earned during the term of the agreement are restricted to be used for additional exploration and development and cannot be used by Vanderbilt as an offset against its $400,000 funding obligation.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On November 12, 1993, the Company dismissed KPMG Peat Marwick, its former accountant. The report of such firm on the financial statements of the Company as of December 31, 1990 and 1989 was qualified with respect to the ability of the Company to continue as a going concern. The decision to dismiss the accountant was made by the board of directors of the Company based upon the recommendation of the audit committee.

During the Company's two most recent fiscal years ended December 31, 1989 and 1990, and the subsequent fiscal years and all interim periods between then and the date of dismissal, there were no disagreement with KPMG Peat Marwick on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. There were no "reportable events" as defined in this item requiring disclosure herein.

As of November 12, 1993, the Company engaged Keith J. Rosen, C.P.A.. as its new independent accountant to audit the financial statements of the Company for the fiscal years ended December 31, 1991, 1992 and 1993. He was subsequently engaged to perform the audit for the year ended December 31, 1994. At no time prior to engaging Mr. Rosen has the Company or anyone on its behalf consulted with him regarding any matter required to be disclosed in this Item.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant.

The following table sets forth certain information about the executive officers and directors of Vanderbilt as of December 31, 1994:
Name                             Age        Position with Vanderbilt
____________                     ___        ________________________

Tom D. Scott                      66        Chairman of the Board of
                                            Directors since June 1994;
                                            President and Chairman of
                                            the Board of Directors from
                                            1980-1987; Director 1971 -
                                            1987, 1994 - Present.

John F. Jordan, Jr.               63        President,Chief Financial
                                            Officer, and Director since
                                            1987; Vice President from 1982
                                            to 1987; Chairman of the Board
                                            of Directors 1988 - 1994;
                                            Director since 1967.

Howard T. Urband                  63        Vice President, Secretary,
                                            and Director; Vice President
                                            since 1989; Secretary since
                                            1990; Director since 1989.

Ted E. Slanker                    76        Director since 1974.

Bernard O. Brynelsen              83        Director since 1984.

Barry L. Adams                    33        Director since 1994.

Keith W. Fegert                   34        Director since 1994.

Tom D. Scott is a Regional Director of Document, Inc., a manufacturer of electronic financial document delivery systems.

John F. Jordan, Jr.'s expertise includes mining and processing management, specializing in cost control, process innovation and construction engineering.

Howard T. Urband was President and director of Heavy Metals Development Corporation, a former wholly-owned subsidiary of Vanderbilt Gold Corporation; Vice President of Vanderbilt Gold Corporation since 1989; Vice President then President of Exploration & Development Associates, Inc. (mining consultants) from 1980 - 1988; Exploration Manager and Mine Geologist since 1957.

Ted E. Slanker was a director of Heavy Metals Development Corporation, a former wholly-owned subsidiary of Vanderbilt Gold Corporation until it became inactive in 1991; manages his own investments.

Bernard O. Brynelsen is a director of several mining companies including Brenda Mines, Ltd., Viceroy Resource Company and Forester Resources, Inc. He has been a director of Vanderbilt since December 1984 and has been a mining engineer for 48 years.

Barry L. Adams is an attorney at law in private practice in California specializing in environmental and solid waste issues, general business and real estate law. He was formerly associated with the Environmental Department of the Pacific Legal Foundation.

Keith W. Fegert is general manager of Target Construction Company and SanRoc, Inc. (mining and construction contractors). Over eleven years experience in the mining industry as Operations Manager, Purchasing Agent, and Controller; other experience in project finance, financial controls, and contract negotiations.

Item 11.      Executive Compensation

The following table sets forth the cash compensation paid to the Company's Executive Officers for the fiscal year ended December 31, 1994:
                         Summary Compensation Table
                         __________________________
Name of Individual             Capacities Served              Cash
    Compensated       Year                                Compensation
__________________    ____     ___________________        ____________
John F. Jordan, Jr.   1994     President and Chief          $5,287 (1)
                               Financial Officer
                      1993                                       0 (2)

                      1992                                       0 (3)

Howard T. Urband      1994     Vice President and            2,563 (4)
                               Secretary
                      1993                                       0 (5)

                      1992                                       0 (6)

______________________________________________________________________

(1)  Mr. Jordan accrued $44,100 in salary for 1994.

(2)  Mr. Jordan accrued $58,800 in salary for 1993.

(3)  Mr. Jordan accrued $96,738 in salary for 1992.

(4)  Mr. Urband accrued $51,437 in salary for 1994.

(5)  Mr. Urband accrued $54,000 in salary for 1993.

(6)  Mr. Urband accrued no salary for 1992.

The following table sets forth Company stock options that were granted during 1994 for each named executive.

                     Option/SAR Grants in Last Fiscal Year
                     _____________________________________

                                                        Potential
                                                    Realizable Value at
                                                    Assumed Annual
                                                    Rates Of Stock Price
                                                    Appreciation
                 Individual Grants                  for Option Term *
   (a)            (b)         (c)         (d)      (e)       (f)           (g)
                  Number of  % of
                  Securities Total
                  Under-     Options/
                  lying      SARs
                  Options/   Granted to  Exercise
                  SARs       Employees   or Base
                  Granted    in Fiscal   Price     Expiration
Name                (#)         Year     ($/sh)       Date      5%        10%
_________         _______    _________   _________ __________ _______  ______

J. F. Jordan, Jr.
President         250,000        62.5%       $0.25    6/24/99 $17,275   $38,150

Howard T. Urband
Vice-President
                  150,000        37.5%        0.25    6/24/99 $10,365   $22,890

* The dollar amounts under these columns are the result of calculations at 5% and 10% compounded annual rates as set by the Securities and Exchange Commission, and therefore are not intended to forecast future appreciation, if any, in the price of the Company's common stock. The potential realizable values illustrated at 5% and 10% compound annual appreciation assume that the price of the Company's common stock increases $0.0691 and $0.1526 per share, respectively, over the 5 year term of the options.

The following table sets forth Company Stock Option data including options exercised during 1994 for each named executive:



           Aggregated Option/SAR Exercises in Last Fiscal Year
                     and Year-End Option SAR/Values
           ___________________________________________________

     (a)                (b)              (c)          (d)            (e)
                                                Number of
                                                Securities      Value of
                                                Underlying      Unexercised
                                                Unexercised     In-the-Money
                                                Options/SARs at Options/SARs at
                                                FY-End (#)      FY-End ($)

                 Shares Acquired      Value     Exercisable/    Exercisable/
Name             On Exercise (#)   Realized ($) Unexercisable   Unexercisable
_____________    ______________    ________     ____________    ______________

John F. Jordan, Jr.
                       none           none          250,000           N/A
Howard T. Urband       none           none          225,000           N/A

[FN]
All securities listed in column (d) are assumed to be exercisable at December 31, 1994.

Notes to table:

1)  Exercise price $.25; market price at December 31, 1994 $.15

2)  Does not include any options not covered by the 1989 Stock Option Plan.

3)  None of the Company's options were in-the-money as of December 31, 1994.



Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of December 31, 1994 certain information concerning the ownership of shares of common stock of the Company by (i) each person who is known by the Company to own of record or beneficially 5% or more of the common stock of the Company, (ii) each director of the Company and (iii) all officers and directors of the Company as a group. As of such date, 28,976,210 shares were issued and outstanding.

All shareholders listed below have sole voting and investment power with respect to their shares except as otherwise noted.

Name and Address of              Amount and Nature          Percent of
Beneficial Owner                 of Beneficial Ownership       Class
_______________________          _______________________    ___________

Target Construction, Inc.             4,000,000                13.8%
333 Holcomb Avenue, #100
Reno NV 89502

Mother Lode Mining Co., LLC.           1,600,000                 5.5%
11714 Gamble Oak Circle
Sandy UT 84092

Keith W. Fegert                       4,708,382 (1)            16.3%

Barry L. Adams                          807,851 (2)             2.8%

John F. Jordan, Jr.                     700,200 (3)             2.4%

Howard T. Urband                        233,000 (4)               *

Tom D. Scott                            229,863 (5)               *

Ted E. Slanker                           99,966 (6)               *

Bernard O. Brynelsen                     52,036 (6)               *

All officers and
Directors (7 persons)                 6,831,298 (1) (2) (3)    23.6%
                                                (4) (5) (6)
(1) Mr. Fegert disclaims beneficial ownership of 3,784,191 shares. The total shown above includes 5,000 shares issuable upon the exercise of stock options.

(2) Mr. Adams disclaims beneficial ownership of 584,191 shares. The total shown above includes 5,000 shares issuable upon the exercise of stock options.

(3) Mr. Jordan disclaims beneficial ownership of 450,200 shares. The total shown above includes 250,000 shares issuable upon the exercise of stock options.

(4)      Includes 225,000 shares issuable upon the exercise of stock options.

(5) Mr. Scott disclaims beneficial ownership of 70,569 shares. The total shown above includes 5,000 shares issuable upon the exercise of stock options.

(6)      Includes 7,500 shares issuable upon the exercise of stock options.

*        Less than 1%.

The certificate of incorporation of the Company provides for a classified board of directors. The board is divided into three classes, designated Class I, Class II, and Class III. The directors in Classes I, II and III were elected to hold office until the annual meetings of shareholders in 1995, 1996 and 1997, respectively.

The Company's last annual meeting was held on June 16, 1994. It is anticipated that the next annual meeting will be held in June, 1995. At that meeting shareholders will elect directors for Class I, who will serve for a three year term ending June, 1998.

1986 Nonqualified Stock Option Plan

On March 27, 1987, the shareholders approved the 1986 Nonqualified Stock Option Plan (the "Non-Qualified Plan") under which directors and full-time key employees of the Company and its subsidiaries were eligible to receive non-qualified options to purchase shares of Common Stock at an exercise price not less than 100% of the fair market value of the Common Stock on the date of the option grant and with a term not exceeding ten years. In 1989, the Board of Directors resolved that notwithstanding the terms of the Nonqualified Plan, no non-employee directors of the Company or its subsidiaries will be eligible to participate under the Nonqualified Plan. The administrators of the Nonqualified Plan determined in their sole discretion which officers and other key employees of the Company and its subsidiaries should be granted options under the Nonqualified Plan. A registration statement on Form S-8 was filed with the Securities and Exchange Commission covering the 500,000 shares of Common Stock reserved for issuance under the Nonqualified Plan, and the registration statement became effective September 11, 1987. As of December 31, 1993, there were no outstanding unexercised options under the Nonqualified Plan. The Nonqualified Plan was terminated by the Board of Directors on April 20, 1994.

1989 Stock Option Plan

On June 6, 1989, the stockholders of the Company approved the 1989 Stock Option Plan (the "1989 Plan") under which full-time officers and key employees of the Company and its subsidiaries are eligible to receive either incentive stock options or nonqualified stock options to purchase shares of Common Stock with terms not exceeding ten years. In addition, the 1989 Plan provides for the automatic grant of five-year nonqualified options to non-employee directors ("Director Option"). All options are granted at exercise prices of not less that 100% of the fair market value of the Common Stock on the date of the grant. A Director Option to purchase 5,000 shares (subject to adjustment as provided in the 1989 Plan) shall be granted to each non-employee director automatically as of the last trading day in June immediately following the date of his or her election or reelection through 1998, as the case may be, to the Board of Directors.

A Director Option to purchase 2,500 shares (subject to adjustment as provided in the 1989 Plan) shall be granted automatically to each non-employee director on the last trading day in each June through 1998, except that a non-employee director will not be entitled to receive such annual grant to purchase 2,500 shares in any year during which he or she was elected or reelected, as the case may be, to the Board of Directors and received a Director Option to purchase 5,000 shares as described above. In addition, the 1989 Plan provided that a Director Option to purchase the number of shares indicated was granted to each of the following non-employee directors on June 30, 1989: Ted E. Slanker:
15,000 shares; Bernard O. Brynelsen: 2,000 shares; and John M. Gordon: 500 shares. The administrators of the 1989 Plan determine in their sole discretion which officers and other key employees of the Company and its subsidiaries should be granted options under the 1989 Plan.

A registration statement on Form S-8 was filed with the Securities and Exchange Commission covering the 500,000 shares of Common Stock reserved for issuance under the 1989 Plan, and the registration statement became effective on June 29, 1989.

At the annual stockholders' meeting held June 16, 1994, the stockholders approved amendments to the 1989 Stock Option Plan which 1) authorized the eligibility of certain consultants to be granted options under the Plan as may be approved by the Board of Directors and 2) authorized an increase in the number of shares available for grant under the Plan from 500,000 to 1,000,000 shares of Common Stock.

As of December 31, 1994, options to purchase 725,000 shares of Common Stock were outstanding. During 1993, options to purchase 645,000 shares were granted, options to purchase 22,000 shares lapsed and options to purchase 177,500 shares were available for grant.

Preferred Stock

On December 30, 1993, the Board of Directors designated 100,000 shares of the Company's 5,000,000 authorized shares of Preferred Stock as Series A Preferred Stock (the "Preferred Stock"). This Preferred Stock is not entitled to receive dividends, has a liquidation preference of $1.00 per share, has the right to share ratably with other shares entitled to liquidation preferences, and has voting rights equal to the number of shares of common stock into which it is convertible. Each share of preferred stock is convertible into 100 shares of common stock, provided that in the event of a change of control each share of Preferred Stock shall be convertible into 1,000 shares of common stock. Change of control means a change of control of the Company not approved by at least 75% of the directors prior to such change of control and includes the acquisition by a single holder or a group acting in concert of such number of shares of common stock or other securities of the Company as to permit the holder or affiliated holders to cause the election of at least 1/3 of the directors of the Company.

The Preferred Stock is convertible at the option of the Company until December 31, 1994 and thereafter is convertible at the option of the holders thereof. On December 31, 1993, the directors authorized the issuance of 9,670 shares of Preferred Stock including 3,000 shares of Preferred Stock issued to John F. Jordan, Jr., as trustee of the Jordan Family Trust, in consideration for the cancellation of debt in the amount of $48,000 which Mr. Jordan had loaned to the Company. During 1994, the Board of Directors exercised its option to convert all 9,670 shares of the Preferred Stock into 967,000 shares of the Company's Common Stock.

Director Compensation

The Company has agreed to pay its outside directors $500, plus expenses, for each Board meeting attended. In addition, the outside (non-employee) directors have been granted stock options as discussed above.

Item 13.      Certain Relationships and Related Transactions

The Company entered into a Gold Loan in November, 1990 with Brenda, Inc.   It
borrowed 653 ounces of gold which were simultaneously sold at $383.10 per ounce and the Company received the proceeds of $250,164.30. Under the terms of the Loan Agreement and the related Security Agreement, the loan bears interest, payable monthly, of 3.53% per annum on the outstanding dollar value of the unpaid gold ounces computed daily using the London afternoon fixing price. The Loan Agreement provides for repayment by the Company delivering 100 ounces of gold to Brenda Inc. each month from January to April, 1991, 125 ounces in May, 1991, and 128 ounces in June, 1991. Virtually all of the Company's assets are pledged as collateral for this loan under the Security Agreement until the loan is paid in full. At December 31, 1994, 1993 and 1992, 100 ounces remained undelivered. Bernard O. Brynelsen, a director of the Company, is the Chairman of the Board of Directors of Brenda Mines Ltd., which is controlled by Brenda, Inc.

John F. Jordan, Jr., the President and Chief Financial Officer of the Company engaged in financial transactions with the Company during 1994, 1993 and 1992. Following is a summary of the financial transactions between the Company and this related party:

                                         1994      1993      1992

Loan Balance, Beginning of Year      $  5,000  $ 74,000  $ 84,000
Additional Loans during the Year       21,000     6,000    10,000
Transfer of Accounts Payable Balance        -     2,000         -
Expense Reports Submitted               3,000     9,000         -
Cash Repayments                       (46,000)  (26,000)  (14,000)
Exercise of Employee Stock Options          -   (12,000)        -
Repayment of Loan with Series A
     Preferred Stock                        -   (48,000)        -
Repayment of Loan with Common Stock         -         -    (6,000)
                                       ______    ______    ______
Loan (Receivable) Balance
     End of Year                     $(17,000) $  5,000  $ 74,000
                                       ======     =====    ======

Mr. Jordan loaned an aggregate of $134,000 (plus $11,000 of expenses and transfer of payables) to the Company and its subsidiaries from January 1, 1990 through December 31, 1991; $19,000 was repaid through December 31, 1991, and $24,875 was applied to the exercise of an employee stock option for 99,500 shares on December 9, 1991. This loan was at 12% interest per annum. Another director loaned $12,000 at 12% interest per annum; $6,000 was repaid by December 31, 1992 and the director received an option to acquire 48,000 shares of common stock (which expired unexercised on August 14, 1993) for waiving interest on the loan. In exchange for waiving interest on his loans to the Company, Mr. Jordan was granted a three year option in July, 1991, to purchase 380,000 shares of common stock at $.25 each; this option expired unexercised in July, 1994. On December 31, 1993, Mr. Jordan, as trustee of the Jordan Family Trust, was issued 3,000 shares of Series A Preferred Stock in consideration of his cancellation of $48,000 of debt owed by the Company to him. Refer also to
Note 3 of the Notes to the Consolidated Financial Statements.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a) 1. Financial Statements: Registrant's Consolidated Financial Statements, Report of Independent Certified Public Accountant and Notes to Consolidated Financial Statements which are required to be filed hereunder are found at Item 8, Page
                  20 and Pages F-1 through F-18, in this report on Form 10-K.

              2. Financial Statement Schedules: The Registrant is not required to file any Financial Statement Schedules as per Financial Reporting Release 44.

              3.  Exhibits:

                  10.1 Agreement between Vanderbilt and Compania Minera Rosarence S. A. de C. V., dated as of
                           January 13, 1995, concerning a mining concession in the State of Durango, Mexico. Exhibit A is included. Exhibits B & C have not been prepared as of the date of this Form 10-K filing and accordingly are not included.

                  11.1     Statement re: Computation of Per Share Earnings

                  21.1     Subsidiary of Registrant

                  23.1     Consent of Keith J. Rosen, CPA

         (b)  1.  Reports on Form 8-K

                No Reports on Form 8-K were filed during the last quarter of 1994.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 24, 1995.

                                       VANDERBILT GOLD CORPORATION
                                              (Registrant)

                                       By: /S John F. Jordan, Jr.
                                           John F. Jordan, Jr., President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATED:   3/27/95                       By:/S John F. Jordan, Jr.
                                           John F. Jordan, Jr., Director,
                                           President and Chief Financial
                                           Officer


DATED:   March 24, 1995                By: /S Howard T. Urband
                                           Howard T. Urband, Vice President,
                                           and Director


DATED:   March 27, 1995                By: /S B. Brynelsen
                                           Bernard O. Brynelsen, Director


DATED:   30 March 95                   By: /S Ted E. Slanker
                                       By: Ted E. Slanker, Director


DATED:   3/27/95                       By:/Barry L. Adams
                                       Barry L. Adams, Director


DATED:   3-25-95                       By:/S Keith Fegert
                                       Keith W. Fegert, Director


DATED:   3-27-95                       By:/S Tom D. Scott
                                       Tom D. Scott, Director