Form 10-Q
period 1995-03-31
VANDERBILT GOLD CORP
filed 1995-05-16
CIK 102854

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549



                                   FORM 10-Q



[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

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

Yes  X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common stock outstanding on May 15, 1995:                  28,976,210 shares

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                          VANDERBILT GOLD CORPORATION
                     Condensed Consolidated Balance Sheets
                                 (In Thousands)
                                                            March     December
                                                             31,         31,
                                                            1995        1994
                                                          Unaudited
Current Assets:
   Cash and Cash Equivalents                              $     41    $    153
   Accounts Receivable - Trade                                   5          68
   Employee Advances Receivable                                 23          23
   Due From Related Party                                       20          17
   Inventories                                                 857         867
   Prepaid Expenses                                              4           3
   Other                                                         3           2

      Total Current Assets                                     953       1,133

Plant and Equipment - Net                                    2,197       2,159

      Total Assets                                        $  3,150    $  3,292

Current Liabilities:
   Accounts Payable                                       $  1,106    $  1,062
   Accrued Expenses                                            156         156
   Accrued Salaries and Wages                                  480         480
   Deferred Revenue - Gold Sales                                95          95
   Gold Loan Payable                                            38          38

      Total Current Liabilities                              1,875       1,831

Long Term Liabilities:
   Accrued Reclamation Expense                                  45          45

Shareholders' Equity:
   Preferred Stock, Par Value $.01 Per Share;
    Authorized 5,000,000 Shares;
    Issued and Outstanding 0 Shares                              -           -
   Common Stock, Par Value $.01 Per Share;
     Authorized 45,000,000 Shares; Issued
     and Outstanding 28,976,210 Shares
     at March 31, 1995 and at December 31, 1994                290         290
   Common Stock Subscribed but Unissued:
     1,147,421 Shares at March 31, 1995 and
     825,546 Shares at December 31, 1994                       184         133
   Additional Paid in Capital                               24,411      24,411
   Accumulated Deficit                                     (23,655)    (23,418)

      Net Shareholders' Equity                               1,230       1,416

Total Liabilities and Shareholders' Equity                $  3,150    $  3,292

     See Accompanying Notes to Condensed Consolidated Financial Statements
                See Accompanying Accountant's Disclaimer Letter

                          VANDERBILT GOLD CORPORATION
                Condensed Consolidated Statements of Operations
                    (In Thousands, Except per Share Amounts)


                                             Three Months      Three Months
                                                 Ended             Ended
                                            March 31, 1995    March 31, 1994
                                               Unaudited          Unaudited


Revenues:
  Precious Metals Sales                            $    15           $    14

      Total Revenues                                    15                14

Expenses:

  Direct Cost of Sales                                   9                 -
  Leaching, Refining and Shipping Costs                  9                10
  Depreciation and Amortization                         14                15
  Reclamation and Remediation Costs                     60                42
  Exploration Expenses                                  80                 -
  General and Administrative Expenses                   79               151

Total Expenses                                         251               218

Operating Loss                                         236               204

Dividend Income                                          1                 -
Interest Expense                                         2                 3
Debt Cancellation Income                                 -                11

Net Loss Before Taxes                                  237               196

Provision for Income Taxes                               -                 -

Net Loss                                           $   237           $   196

Net Loss Per Share                                 $  0.01           $  0.01

Weighted Average Number of Shares
Outstanding Used in Calculation of
Loss Per Share                                      29,881            24,021




     See Accompanying Notes to Condensed Consolidated Financial Statements
                See Accompanying Accountant's Disclaimer Letter

                          VANDERBILT GOLD CORPORATION
                Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                                Three Months     Three Months
                                                   Ended            Ended
                                              March 31, 1995   March 31, 1994
                                                 Unaudited        Unaudited
Cash Flows from Operating Activities:
     Net Loss                                        $  (237)         $  (196)
     Adjustments for Noncash Items Included
       in Net (Loss):
         Depreciation and Amortization Charged:
           to Costs and Expenses from Current Period      14               15
         Income from Cancellation of Debt                  -               11
         Payment of Current Expenses with Common Stock
           Subscribed                                      -               19
     Changes in Current Assets and Liabilities:
         Accounts Receivable                              63                -
         Employee Advances Receivable                      -               (5)
         Due from Related Party                           (3)             (23)
       Inventories - Net of Depreciation and
           Amortization Charged to Costs and Expenses     10                2
         Other Current Assets                             (2)               1
         Accounts Payable                                 44               61
         Accrued Expenses                                  -               (2)
         Accrued Salaries and Wages                        -               28
               Net Cash Used in Operating
                 Activities                              111               89

Cash Flows from Investing Activities:
         Purchase of Fixed Assets                         27                1
         Payment on Option - Mexico Property              25                -
               Net Cash Used in
                 Investing Activities                     52                1

Cash Flows from Financing Activities:
         Proceeds From Common Stock Subscribed            51              106
         Payment of Notes Payable - Other                  -               (4)
         Payment of Amounts Due Related Parties            -               (5)
               Net Cash Provided by
                 Financing Activities                     51               97

Increase (Decrease) in Cash and Cash Equivalents        (112)               7

Cash and Cash Equivalents at Beginning of Period         153               36
Cash and Cash Equivalents at End of Period           $    41          $    43

Supplemental Information:
     Interest Paid                                         -                -
     Non Cash Investment in Joint Venture                  -               50

     See Accompanying Notes to Condensed Consolidated Financial Statements
                See Accompanying Accountant's Disclaimer Letter

                          VANDERBILT GOLD CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1995
                                   Unaudited

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

    The Condensed Consolidated Balance Sheet as of March 31, 1995, and the related Condensed Consolidated Statements of Operations and Cash Flows for the three months ended March 31, 1995 and 1994 have been prepared without audit. The Condensed Consolidated Balance Sheet as of December 31, 1994 was taken from the audited financial statements of that date. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1995, and the results of operations and cash flows for the three months ended March 31, 1995 and 1994 have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is intended that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's December 31, 1994 Form 10-K. The results of operations for the three months ended March 31, 1995 and 1994 are not necessarily indicative of the operating results for a full year.

    For 1994, these condensed consolidated financial statements include the accounts of the Company and its proportionate share of the assets, liabilities, income and expenses of a joint venture in which it is a 50% member.

    Loss per common share is computed based upon the weighted average number of shares outstanding during each period, including common stock subscribed for which the Company has been fully paid. The effect on the loss per common share resulting from the exercise of outstanding options would be antidilutive.

    Inventories of ores on the heap leach pad and gold-in-process are stated at the lower of average cost or market. Operating materials and supplies are stated at the lower of cost (as determined under the first-in first-out method) or market. The $857,000 inventory amount shown on the March 31, 1995 balance sheet is composed of $847,000 for ore in process on the heap leach pad and metals in solution and $10,000 for operating supplies. The $867,000 shown as inventories on the balance sheet as of December 31, 1994 consists of $856,000 for ore in process on the heap leach pads and metals in solution and $11,000 for operating supplies.

    Certain reclassifications have been made to the 1994 financial statements for comparability to 1995. Such reclassifications had no effect on the amount of net loss.

To the Board of Directors of
Vanderbilt Gold Corporation
Las Vegas NV 89103


The accompanying condensed consolidated balance sheet of Vanderbilt Gold Corporation (A Delaware Corporation) as of March 31, 1995 and the related condensed consolidated statements of operations for the three months ended March 31, 1995 and 1994 and the statements of cash flows for the three months ended March 31, 1995 and 1994 were not audited by me and, accordingly, I do not express an opinion on them.

The balance sheet amounts of Vanderbilt Gold Corporation for December 31, 1994 were audited by another accountant and he expressed a qualified opinion on them in his report dated March 15, 1995, but he has not performed any auditing procedures since that date.

I am not independent with respect to Vanderbilt Gold Corporation.




/S/ Bradley S. Brokop
Bradley S. Brokop
Certified Public Accountant
May 3, 1995
Burbank, California

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Comparison of three months ended March 31, 1995 to three months ended March 31, 1994:

The Company realized a net loss of $237,000 ($0.01 per share) for the three months ended March 31, 1995 which is $41,000 more than the $196,000 ($0.01 per share) net loss for the three months ended March 31, 1994. These quarterly losses reflect the facts that the Company was concentrating on reclamation and remediation activities at the Morning Star Mine ("Mine"); $60,000 paid out during the quarter ended March 31, 1995 compared to $42,000 expended for the same purposes during the quarter ended March 31, 1994. The Company spent $80,000 on exploration expenses during the quarter ended March 31, 1995 on concessions in Mexico (see below) contrasted to no exploration expenditures during the same period in 1994. The Registrant was concentrating during the quarter ended March 31, 1994 on bringing itself current on all of its required filings with the Securities and Exchange Commission (for 1991, 1992 and 1993) and working toward planning and arranging for a shareholders' meeting incurring costs of in the range of $60,000 to $70,000 for this purpose.

The following financial and operational highlights summarize the Company's results of operations and financial position, for the periods indicated:

                                                        Three months ended
                                                        March 31,    March 31,
                                                          1995         1994
                                                        (in thousands except
                                                       percentages, per share,
                                                        ounces, and per ounce
                                                               amounts)
                                                             (Unaudited)
Overburden and waste removed (tons)                             0            0
Ore mined (tons)                                                0            0
Payable gold (troy ounces):
  Produced                                                     39 **        36*
  Sold                                                         39           36
Payable Silver (troy ounces):
  Produced                                                      7           33
  Sold                                                          7 **        33*
Average realization:
  Gold (per payable ounce)                               $ 377.25     $ 373.10
  Silver (per payable ounce)                                 4.35         5.16
Estimated ounces of recoverable gold
  remaining on heap leach pads                              2,410        2,449
Estimated Percentage of Recoverable
  Gold Remaining on the heap leach pads                      4.46%        4.52%
Bullion Sales                                             $    15      $    14
Operating Loss                                                236          204

Net Loss                                                      237          196
Cash Used in Operations                                       111           89
Cash Flow Used in Investing Activities                         52            1
Cash Flow Provided by Financing Activities                     51           97
Loss Per Common Share                                         .01          .01
Total Assets                                                3,150        3,024
Total Liabilities                                           1,920        1,739
Accumulated Deficit                                        23,655       22,905
Shareholders' Equity                                        1,230        1,285
Working Capital (Deficit)                                    (922)        (783)

* Metals recovered from the spent carbon removed from the recovery tanks. ** Metals produced and recovered from heap leach pad #2 solutions as part of the detoxification process.


The Company's operational emphasis for 1995 is to detoxify heap leach pad #2, complete and place in service enclosed leach and detoxification vats at the Morning Star Mine, commence mining, crushing, agglomerating, leaching and detoxifying significant grade ores from the Mine, and continue exploration on the Mexican concessions (see below). For 1994, the emphasis was to gain detoxification certification for heap leach pad #1, to continue reclamation and remediation activities at the Mine, to seek out new mining opportunities and to raise funds and restructure the Company's finances.

Vanderbilt continues to devote much of its time and effort to improving the mine site. Clean up efforts have been focused on the removal of used equipment and various hazardous waste. Used equipment and parts and materials abandoned by former contractors as well as hazardous waste, primarily diesel fuel, motor oil, and filters have been removed in accordance with current environmental regulations.

LIQUIDITY AND CAPITAL RESOURCES:

The following financial highlights summarize the Company's cash flows, for the periods indicated:

                                                        Three months ended
                                                        March 31,    March 31,
                                                          1994         1993
                                                          (in thousands)
                                                            (Unaudited)

Cash Used in Operating Activities                         $   111      $    89
Cash Used to Acquire Capital Assets                            52            1
Cash Provided by Proceeds from Common Stock Subscribed         51          106
Cash Used for Payment of Notes Payable - Other                  -            4
Cash Used for Payment of Related Parties Loans                  -            5

As reflected in the table above, the Company was able to raise cash through common stock subscribed (private placements).

Like other companies, Vanderbilt is subject to the existing and evolving standards relating to the protection of the environment. It has established a reserve for the reclamation costs it can estimate that it will probably incur when the operations at the Mine finally cease. However, the Company is subject to contingencies as a result of changing environmental laws and regulations. The related future costs are indeterminable due to such factors as the unknown timing and extent of corrective actions which may be required and due to the application of joint and several liability. Vanderbilt believes that those costs, if and when incurred, will not have a material adverse effect on its operations or financial position.

The Company's continued existence and resumption of operations at the Mine and the possible continuation of evaluation, exploration and development of other mineral properties is dependent upon its ability to raise additional capital through private placements, restructuring of debt, joint venture and other financing arrangements.

OTHER:

On January 13, 1995, Vanderbilt entered into a contract with Compania Minera Rosarence S. A. de C. V., also known as Rosarence, under which the Company is to fund certain exploration and development activities in a concession of 67,000 acres in the western part of the State of Durango, Mexico. Preliminary sampling identified gold, silver and copper potentials. The Company also acquired a one year option to acquire a specified portion of the concession, including all equipment purchased pursuant to the agreement, and further, the option to acquire all of the outstanding shares of Rosarence at no further cost. This option expires one year from January 13, 1995.

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

Vanderbilt may exercise its option to purchase the specified portion of the concession and all of the shares of Rosarence by notifying Rosarence of its intention and transferring 1,800,000 restricted common shares; the shares shall be covered by Regulation S of the United States Securities and Exchange Commission and thus be freely tradeable 45 days following proper transfer. If, however, the shares have a value less than $1.00 (average of bid and ask price on the electronic bulletin board trading system), Rosarence may elect to receive the remainder of the option exercise price in cash or in additional Vanderbilt common shares. In effect, Rosarence is to receive $1,800,000 in value (Vanderbilt common shares and cash).

During the term of the agreement, Rosarence shall be the operator of the concession pursuant to a mutually agreed upon work plan.

Any revenues earned during the term of the agreement are restricted to be used for additional exploration and development and cannot be used by Vanderbilt as an offset against its $400,000 funding obligation.

In May, 1995, the parties to the agreement negotiated and agreed to a deferred payment schedule for Vanderbilt for the option and the exploration.

                          PART II - OTHER INFORMATION


                           ITEM 1.  LEGAL PROCEEDINGS

There have been no current period changes in the legal proceedings against the company as outlined in the December 31, 1994 Annual Report on Form 10-K and related Quarterly Reports on Forms 10-Q.

                   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A) Exhibits:

              None.

         (B) Reports on Form 8-K:

              None

                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                VANDERBILT GOLD CORPORATION
                                                       (Registrant)


Dated: May 15, 1995                            By /S/ John F. Jordan, Jr.
                                                  John F. Jordan, Jr.,
                                                  President and Chief
                                                  Financial Officer