Form 10-Q
period 1995-06-30
VANDERBILT GOLD CORP
filed 1995-08-14
CIK 102854

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-Q


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

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

Common stock outstanding on August 12, 1995:               28,976,210 shares

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                          VANDERBILT GOLD CORPORATION
                     Condensed Consolidated Balance Sheets
                                 (In Thousands)
                                                         June 30,  December 31,
                                                           1995        1994
Current Assets:                                          Unaudited
   Cash and Cash Equivalents                              $      3    $    153
   Accounts Receivable - Trade                                   2          68
   Due From Related Parties                                     42          40
   Inventories                                                 837         867
   Prepaid Expenses                                              6           3
   Other                                                         4           2

      Total Current Assets                                     894       1,133

Plant and Equipment - Net                                    2,181       2,159

      Total Assets                                        $  3,075    $  3,292

Current Liabilities:
   Accounts Payable                                       $  1,159    $  1,062
   Accrued Expenses                                            157         156
   Accrued Salaries and Wages                                  489         480
   Loans Payable                                                 1           -
   Due to Related Parties                                        6           -
   Deferred Revenue - Gold Sales                                95          95
   Gold Loan Payable                                            38          38

      Total Current Liabilities                              1,945       1,831

Long Term Liabilities:
   Accrued Reclamation Expense                                  45          45

Shareholders' Equity:
   Preferred Stock, Par Value $.01 Per Share;
    Authorized 5,000,000 Shares;
    Issued and Outstanding 0 Shares                              -           -
   Common Stock, Par Value $.01 Per Share;
     Authorized 45,000,000 Shares; Issued
     and Outstanding 28,976,210 Shares
     at June 30, 1995 and at December 31, 1994                 290         290
   Common Stock Subscribed but Unissued:
     1,221,925 Shares at June 30, 1995 and
     825,546 Shares at December 31, 1994                       186         133
   Additional Paid in Capital                               24,411      24,411
   Accumulated Deficit                                     (23,802)    (23,418)

      Net Shareholders' Equity                               1,085       1,416

Total Liabilities and Shareholders' Equity                $  3,075    $  3,292

     See Accompanying Notes to Condensed Consolidated Financial Statements
                See Accompanying Accountant's Disclaimer Letter

                          VANDERBILT GOLD CORPORATION
                Condensed Consolidated Statements of Operations
                    (In Thousands, Except per Share Amounts)


                                            Three Months       Six Months
                                                Ended             Ended
                                               June 30,          June 30,
                                             1995     1994     1995     1994
                                               Unaudited         Unaudited
Revenues:
  Bullion Sales                           $    14  $     -  $    29  $    14

    Total Revenues                             14        -       29       14

Expenses:
  Direct Cost of Sales                         13       -        22        -
  Leaching, Refining and Shipping Costs        23       -        32       10
  Reclamation & Environmental Expenses         31       44       91       86
  Debt Restructuring Expenses                   -       13        -       13
  Depreciation and Amortization                18       14       32       29
  Exploration Costs                            27        1      107        1
  General and Administrative Expenses          44      121      123      272

    Total Expenses                            156      193      407      411

Operating Loss                                142      193      378      397

Interest Expense                                4       26        7       29
Dividend Income                                 -        -        1        -
Debt Cancellation Income                        -        -        -       11

Net Loss                                  $   146  $   219  $   384  $   415

Net Loss Per Share                        $  0.00  $  0.01  $  0.01  $  0.02

Weighted Average Number of Shares
Outstanding Used in Calculation of
Loss Per Share                             30,186   25,179   29,991   24,397



     See Accompanying Notes to Condensed Consolidated Financial Statements
                See Accompanying Accountant's Disclaimer Letter

                          VANDERBILT GOLD CORPORATION
                 Condensed Consolidated Statement of Cash Flows
                                 (in thousands)
                                                  Six Months       Six Months
                                                     Ended            Ended
                                                June 30, 1995    June 30, 1994
                                                   Unaudited        Unaudited
Cash Flows from Operating Activities:
     Net Loss                                         $  (384)         $  (415)
     Adjustments for Noncash Items Included
       in Net (Loss):
         Depreciation and Amortization                     32               30
         Payment of Current Expense with
           Common Stock (Subscribed)                        -               57
         Income from Cancellation of Debt                   -               11
     Changes in Current Assets and Liabilities:
         Accounts Receivable                               66                -
         Employee Advances                                  -               (9)
         Due from Related Parties                          (2)             (34)
         Inventories                                       30               (3)
         Other Current Assets                              (5)               3
         Accounts Payable                                  96              134
         Accrued Expenses                                   1               (4)
         Accrued Salaries and Wages                         9               56

               Net Cash Used in
                  Operating Activities                    157              174

Cash Flows from Investing Activities:
         Purchase of Fixed Assets                          29                1
         Payment for Option on Mexico Property             25                -

               Net Cash Used in
                  Investing Activities                     54                1




     See Accompanying Notes to Condensed Consolidated Financial Statements
                See Accompanying Accountant's Disclaimer Letter

                          VANDERBILT GOLD CORPORATION
           Condensed Consolidated Statement of Cash Flows, Continued
                                 (in thousands)
                                                  Six Months       Six Months
                                                     Ended            Ended
                                                June 30, 1995    June 30, 1994
                                                   Unaudited        Unaudited

Cash Flows from Financing Activities:
         Proceeds from Common Stock Subscribed             54              147
         Increase in Notes Payable - Other                  1                -
         Increase in Amounts Due Related Parties            8                4
         Payment of Amounts Due Related Parties            (2)              (5)

               Net Cash Provided by
                  Financing Activities                     64              146

Decrease in Cash and Cash Equivalents                     150               29
Cash and Cash Equivalents at Beginning of Period          153               36

Cash and Cash Equivalents at End of Period            $     3          $     7


Supplemental Information:
     Settlement of Forward Gold Sale with Common
       Stock (Subscribed)                                   -               25
     Payment of Notes Payable - Other with Common
       Stock (Subscribed)                                   -               10
     Payment of Accounts Payable with Common Stock
       (Subscribed)                                         -              113
     Non Cash Investment in Joint Venture                   -               50







     See Accompanying Notes to Condensed Consolidated Financial Statements
                See Accompanying Accountant's Disclaimer Letter

                          VANDERBILT GOLD CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                 June 30, 1995
                                   Unaudited

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

    The Condensed Consolidated Balance Sheet as of June 30, 1995, and the related Condensed Consolidated Statements of Operations for the three and six months ended June 30, 1995 and 1994 and Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 1995 and 1994 have been prepared without audit. The Condensed Consolidated Balance Sheet as of December 31, 1994 was taken from the audited financial statements of that date. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1995, and the results of operations and cash flows for the three and six months ended June 30, 1995 and 1994 have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is intended that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's December 31, 1994 Form 10-K. The results of operations for the three and six months ended June 30, 1995 and 1994 are not necessarily indicative of the operating results for a full year.

    For 1994, these condensed consolidated financial statements include the accounts of the Company and its proportionate share of the assets, liabilities, income and expenses of a joint venture in which it was a 50% member.

    Loss per common share is computed based upon the weighted average number of shares outstanding during each period, including common stock subscribed for which the Company has been fully paid. The effect on the loss per common share resulting from the exercise of outstanding options would be antidilutive.

    Inventories of ores on the heap leach pad and gold-in-process are stated at the lower of average cost or market. Operating materials and supplies are stated at the lower of cost (as determined under the first-in first-out method) or market. The $837,000 inventory amount shown on the June 30, 1995 balance sheet is composed of $835,000 for ore in process on the heap leach pad and metals in solution and $2,000 for operating supplies. The $867,000 shown as inventories on the balance sheet as of December 31, 1994 consists of $856,000 for ore in process on the heap leach pads and metals in solution and $11,000 for operating supplies.

    Certain reclassifications have been made to the 1994 financial statements for comparability to 1995. Such reclassifications had no effect on the amount of net loss.

To the Board of Directors of
Vanderbilt Gold Corporation
Las Vegas NV 89103


The accompanying condensed consolidated balance sheet of Vanderbilt Gold Corporation (A Delaware Corporation) as of June 30, 1995 and the related condensed consolidated statements of operations for the three months and six ended June 30, 1995 and 1994 and the statements of cash flows for the six months ended June 30, 1995 and 1994 were not audited by me and, accordingly, I do not express an opinion on them.

The balance sheet amounts of Vanderbilt Gold Corporation for December 31, 1994 were audited by another accountant and he expressed a qualified opinion on them in his report dated March 15, 1995, but he has not performed any auditing procedures since that date.

I am not independent with respect to Vanderbilt Gold Corporation.




/S/ Bradley S. Brokop
Bradley S. Brokop
Certified Public Accountant
August 12, 1995
Burbank, California

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

GENERAL:

It is with sadness that Vanderbilt Gold Corporation reports the passing of John
F. Jordan, Jr., its President and Chief Financial Officer on July 12, 1995, from cancer. Mr. Jordan had been at the helm of the Company since 1987 and was its vice president from 1982 to 1987. He was singularly responsible for its continuing existence through the difficult financial times since the mining activity was halted at the Morning Star Mine in 1990.

At its Board Meeting on July 26, 1995, the Board of Directors elected Keith Fegert as interim President and interim Chief Financial Officer. Mr. Fegert has over eleven years experience in the mining industry. He was elected to the Board of Directors on June 16, 1994 during the last stockholders' meeting.

RESULTS OF OPERATIONS:

Comparison of three months ended June 30, 1995 to three months ended June 30, 1994:

The Company realized a net loss of $146,000 ($0.00 per share) for the three months ended June 30, 1995 which is $73,000 less than the $219,000 ($0.01 per share) net loss for the three months ended June 30, 1994. The Company spent $27,000 on exploration expenses during the quarter ended June 30, 1995 on concessions in Mexico contrasted to $1,000 in exploration expenditures during the same period in 1994. The Registrant was concentrating its efforts during the quarter ended June 30, 1994 on bringing itself current on all of its delinquent filings with the Securities and Exchange Commission (for 1991, 1992 and 1993) and working toward planning and arranging for a shareholders' meeting incurring costs of in the range of $60,000 to $70,000 for this purpose.

The following financial and operational highlights summarize the Company's results of operations and financial position, for the periods indicated:

                                                        Three months ended
                                                         June 30,     June 30,
                                                          1995         1994
                                                        (in thousands except
                                                       percentages, per share,
                                                        ounces, and per ounce
                                                               amounts)
                                                             (Unaudited)

Overburden and waste removed (tons)                             0            0
Ore mined (tons)                                                0            0
Payable gold (troy ounces):
  Produced                                                     37 **         -
  Sold                                                         37            -

Payable Silver (troy ounces):
  Produced                                                      -            -
  Sold                                                          -            -
Loss Per Common Share                                         .00          .01
Total Assets                                                3,075        2,987
Total Liabilities                                           1,990        1,694
Accumulated Deficit                                        23,802       23,124
Shareholders' Equity                                        1,085        1,293
Working Capital (Deficit)                                  (1,051)        (760)

** Metals produced and recovered from heap leach pad #2 solutions as part of the detoxification process.

The Company's operational emphasis for 1995 is to complete and place in service enclosed leach and detoxification vats at the Morning Star Mine, detoxify heap leach pad #2, commence mining, crushing, agglomerating, leaching and detoxifying significant grade ores from the Mine, and continue exploration on the Mexican concessions. For 1994, the emphasis was to gain detoxification certification for heap leach pad #1, to continue reclamation and remediation activities at the Mine, to seek out new mining opportunities and to raise funds and restructure the Company's finances. Vanderbilt believes it has met or exceeded the requirements imposed by the regulations of all environmental government agencies.

During both 1995 and 1994, Vanderbilt continues to devote much of its time and effort to improving the mine site. In 1994, the clean up efforts were focused on the removal of used equipment and various hazardous waste. Used equipment and parts and materials abandoned by former contractors as well as hazardous waste, primarily diesel fuel, motor oil, and filters have been removed in accordance with current environmental regulations.

Comparison of six months ended June 30, 1995 to six months ended June 30, 1994:

The Company realized a net loss of $384,000 ($0.01 per share) for the six months ended June 30, 1995 which is $31,000 less than the $415,000 ($0.02 per share) net loss for the six months ended June 30, 1994. The Company spent $107,000 in exploration expenses during the six months ended June 30, 1995 on its concessions in Mexico contrasted to $1,000 in exploration expenditures during the same period in 1994. The general and administrative expenses for the six months ended June 30, 1995 were $149,000 lower than the same period in 1994 because, as indicated above, the Company brought its Securities and Exchange filings current in 1994.

The following financial and operational highlights summarize the Company's results of operations and financial position, for the periods indicated:

                                                         Six months ended
                                                         June 30,     June 30,
                                                          1995         1994
                                                        (in thousands except
                                                       percentages, per share,
                                                        ounces, and per ounce
                                                               amounts)
                                                             (Unaudited)
Overburden and waste removed (tons)                             0            0
Ore mined (tons)                                                0            0
Payable gold (troy ounces):
  Produced                                                     76 **         -
  Sold                                                         76           36
Payable Silver (troy ounces):
  Produced                                                      7            -
  Sold                                                          7 **        33*
Average realization:
  Gold (per payable ounce)                               $ 384.42     $ 373.10
  Silver (per payable ounce)                                 4.35         5.16
Estimated ounces of recoverable gold
  remaining on heap leach pads                              2,373        2,449
Estimated Percentage of Recoverable
  Gold Remaining on the heap leach pads                      4.39%        4.52%
Bullion Sales                                             $    29      $    14
Operating Loss                                                378          397
Net Loss                                                      384          415
Loss Per Common Share                                         .01          .02
Cash Flow Used in Operations                                  157          174
Cash Flow Used in Investing Activities                         54            1
Cash Flow Provided by Financing Activities                     61          146
Total Assets                                                3,075        2,987
Total Liabilities                                           1,990        1,694
Accumulated Deficit                                        23,802       23,124
Shareholders' Equity                                        1,085        1,293
Working Capital (Deficit)                                  (1,051)        (760)

*   Metals recovered from spent carbon removed from the recovery tanks.
** Metals produced and recovered from heap leach pad #2 solutions as part of the detoxification process.

LIQUIDITY AND CAPITAL RESOURCES:

The Company has financed its operations and exploration activities through small private placements and loans for both 1994 and 1995. Like other companies, Vanderbilt is subject to the existing and evolving standards relating to the protection of the environment. It has established a reserve for the reclamation costs it can estimate that it will probably incur when the operations at the Mine finally cease. However, the Company is subject to contingencies as a result of changing environmental laws and regulations. The related future costs are indeterminable due to such factors as the unknown timing and extent of corrective actions which may be required and due to the application of joint and several liability. Vanderbilt believes that those costs, if and when incurred, will not have a material adverse effect on its operations or financial position.

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

In May, 1995, and subsequent, the parties to the agreement negotiated and agreed to deferred payment schedules for Vanderbilt for the option and the exploration.

                          PART II - OTHER INFORMATION

                           ITEM 1.  LEGAL PROCEEDINGS

On June 29, 1995, the Appellate Department of the Trial Courts for the County of San Bernardino in the State of California, in the matter of the People of the State of California vs Vanderbilt Gold Corporation and John F. Jordan, Jr., affirmed the judgment of the lower court on convictions on all counts under appeal. The Company is preparing its appeal to the California Court of Appeals.


                   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A) Exhibits:

              None.

         (B) Reports on Form 8-K:

              None


                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                VANDERBILT GOLD CORPORATION
                                                       (Registrant)


Dated: August 13, 1995                          By /S/ Keith Fegert
                                                Keith Fegert, Interim President
                                                and Interim Chief Financial
                                                Officer