Form 10-Q
period 1995-09-30
VANDERBILT GOLD CORP
filed 1995-12-06
CIK 102854

[TEXT]
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

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

Common stock outstanding on November 30, 1995:               32,093,135 shares

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                          VANDERBILT GOLD CORPORATION
                     Condensed Consolidated Balance Sheets
                                 (In Thousands)
                                                         September    December
                                                             30,         31,
                                                            1995        1994
                                                          Unaudited
Current Assets:
   Cash and Cash Equivalents                              $      2    $    153
   Accounts Receivable - Trade                                   2          68
   Inventories                                                 838         867
   Prepaid Expenses                                              7           3
   Other                                                         3           2

      Total Current Assets                                     852       1,093

Plant and Equipment - Net                                    2,622       2,159

Other Assets:
   Due from Related Parties                                     23          40
   Due from Former Employee                                     20           -

        Total Assets                                      $  3,517    $  3,292




     See Accompanying Notes to Condensed Consolidated Financial Statements
                See Accompanying Accountant's Disclaimer Letter

                          VANDERBILT GOLD CORPORATION
                Condensed Consolidated Balance Sheets, Continued
                                 (In Thousands)
                                                         September    December
                                                             30,         31,
                                                            1995        1994
                                                          Unaudited

Current Liabilities:
   Accounts Payable                                       $  1,156    $  1,062
   Accrued Expenses                                            199         156
   Accrued Salaries and Wages                                  499         480
   Contract Payable - Rosarence (Note 2)                       120           -
   Loans Payable                                                 1           -
   Deferred Revenue - Gold Sales                                95          95
   Gold Loan Payable                                            38          38

      Total Current Liabilities                              2,108       1,831

Long Term Liabilities:
   Accrued Reclamation Expense                                  45          45
   Due to Related Parties                                        4           -

Shareholders' Equity:
   Preferred Stock, Par Value $.01 Per Share;
    Authorized 5,000,000 Shares;
    Issued and Outstanding 0 Shares                              -           -
   Common Stock, Par Value $.01 Per Share;
    Authorized 45,000,000 Shares; Issued
    and Outstanding: 30,293,135 Shares
    at September 30, 1995 and
    28,976,210 at December 31, 1994                            303         290
   Common Stock Subscribed but Unissued:
     2,006,520 Shares at September 30, 1995 and
     825,546 Shares at December 31, 1994 - (Note 2)            363         133
   Additional Paid in Capital                               24,594      24,411
   Accumulated Deficit                                     (23,900)    (23,418)

      Net Shareholders' Equity                               1,360       1,416

Total Liabilities and Shareholders' Equity                $  3,517    $  3,292


     See Accompanying Notes to Condensed Consolidated Financial Statements
                See Accompanying Accountant's Disclaimer Letter

                          VANDERBILT GOLD CORPORATION
                Condensed Consolidated Statements of Operations
                    (In Thousands, Except per Share Amounts)

                                            Three Months       Nine Months
                                                Ended             Ended
                                            September 30,     September 30,
                                             1995     1994     1995     1994
                                               Unaudited         Unaudited
Revenues:
  Bullion Sales                           $     -  $     -  $    29  $    14

    Total Revenues                              -        -       29       14

Expenses:
  Direct Cost of Sales                         (1)      -        21        -
  Leaching, Refining and Shipping Costs         4       -        36       10
  Reclamation & Environmental Expenses          6       75       97      132
  Claim Lease/Rentals & Property Taxes         16       10       16       39
  Debt Restructuring Expenses                   -        -        -       13
  Depreciation and Amortization                16       14       48       43
  Exploration Costs                             6        2      113        3
  General and Administrative Expenses         101       32      224      304

    Total Expenses                            148      133      555      544

Operating Loss                                148      133      526      530

Interest Expense                                3        1       10       30
Dividend Income                                 -        -        1        -
Gain on Termination of Joint Venture            -       32        -       32
Debt Cancellation Income                       53        -       53       11

Net Loss                                  $    98  $   102  $   482  $   517


Net Loss Per Share                        $  0.00  $  0.00  $  0.02  $  0.02

Weighted Average Number of Shares
Outstanding Used in Calculation of
Loss Per Share                             30,711   26,085   30,116   24,850


     See Accompanying Notes to Condensed Consolidated Financial Statements
                See Accompanying Accountant's Disclaimer Letter

                          VANDERBILT GOLD CORPORATION
                 Condensed Consolidated Statement of Cash Flows
                                 (in thousands)
                                                 Nine Months      Nine Months
                                                     Ended            Ended
                                                 September 30,    September 30,
                                                     1995             1994
                                                   Unaudited        Unaudited
Cash Flows from Operating Activities:
    Net Loss                                          $  (482)         $  (517)
    Adjustments for Noncash Items Included
         in Net (Loss):
              Depreciation and Amortization                48               44
              Payments for Accrued Reclamation Costs        -               (2)
              Deferred Revenue Settled with Common Stock    -               13
              Current Period Expenses Settled with
               Common Stock                                 -               45
              Income from Cancellation of Debt            (53)             (11)
         Changes in Current Assets and Liabilities:
              Accounts Receivable                          66               (2)
              Employee Advances                             -              (14)
              Due from Related Parties                      -              (17)
              Inventories                                  29               (5)
              Other Current Assets                         (5)               2
              Accounts Payable                            147              165
              Accrued Expenses                             43               (7)
              Accrued Salaries and Wages                   19               84

                 Net Cash (Used in) Operating
                   Activities                            (188)            (222)

Cash Flows from Investing Activities:
              Purchase of Fixed Assets                    (54)              (7)
              Increase in Other Assets                     (3)               -

                 Net Cash (Used in) Investing
                   Activities                             (57)              (7)


     See Accompanying Notes to Condensed Consolidated Financial Statements
                See Accompanying Accountant's Disclaimer Letter

                          VANDERBILT GOLD CORPORATION
           Condensed Consolidated Statement of Cash Flows, Continued
                                 (in thousands)
                                                  Nine Months      Nine Months
                                                     Ended            Ended
                                                 September 30,    September 30,
                                                      1995             1994
                                                   Unaudited        Unaudited

Cash Flows from Financing Activities:
         Proceeds from Common Stock Sold
           and Subscribed                                  89              204
         Payment of Notes Payable - Other                   -               (4)
         Increase in Loans Payable                          1                -
         Increase in Amounts Due Related Parties            8                -
         Payment of Amounts Due Related Parties            (4)              (5)

               Net Cash Provided by Financing
                 Activities                                94              195

Increase (Decrease) in Cash and Cash Equivalents         (151)             (34)
Cash and Cash Equivalents at Beginning of Period          153               36
Cash and Cash Equivalents at End of Period            $     2          $     2


Supplemental Information:
     Settlement of Forward Gold Sale with Common
       Stock (Subscribed)                                   -               25
     Payment of Notes Payable - Other with Common
       Stock (Subscribed)                                   -               10
     Payment of Accounts Payable with Common Stock
       (Subscribed)                                         -              112
     Interest Paid with Common Stock (Subscribed)           -               25
     Interest Paid                                          -                1
     Noncash Investment in Joint Venture                    -               50
     Purchase of Fixed Assets with Common Stock
       Subscribed                                         338                -
     Purchase of Fixed Assets with Contract Payable       120               -


     See Accompanying Notes to Condensed Consolidated Financial Statements
                See Accompanying Accountant's Disclaimer Letter

                          VANDERBILT GOLD CORPORATION
              Notes to Condensed Consolidated Financial Statements
                               September 30, 1995
                                   Unaudited

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

     The Condensed Consolidated Balance Sheet as of September 30, 1995, and the related Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 1995 and 1994 and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1995 and 1994 have been prepared without audit. The Condensed Consolidated Balance Sheet as of December 31, 1994 was taken from the audited financial statements of that date. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1995, and the results of operations and cash flows for the three and nine months ended September 30, 1995 and 1994 have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, including Statements of Cash Flows for the three months ended September 30, 1995 and 1994. It is intended that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's December 31, 1994 Form 10-K. The results of operations for the three and nine months ended September 30, 1995 and 1994 are not necessarily indicative of the operating results for a full year.

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

     Inventories of ores on the heap leach pad and gold-in-process are stated at the lower of average cost or market. Operating materials and supplies are stated at the lower of cost (as determined under the first-in first-out method) or market. The $837,000 inventory amount shown on the September 30, 1995 balance sheet is composed of $835,000 for ore in process on the heap leach pad and metals in solution and $2,000 for operating supplies. The $867,000 shown as inventories on the balance sheet as of December 31, 1994 consists of $856,000 for ore in process on the heap leach pads and metals in solution and $11,000 for operating supplies.

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

    The Company has reported recurring net losses for the years ended December 31, 1994, 1993 and 1992 and the nine months ended September 30, 1995. Further, the current liabilities exceed current assets by $1,256,000 at September 30, 1995, $738,000 at December 31, 1994 and $726,000 at December 31, 1993. Those factors as well as the uncertain capability of the Company to produce gold in sufficient quantities at the Morning Star Mine to fulfill the requirements of the gold loan, to meet the delivery schedules for the deferred revenue contracts (which are in default) and to generate sufficient revenues from operations to fund day to day operations and meet its funding and payment obligations under the new Rosarence Agreement (of September 27, 1995) create substantial uncertainty about the Company's ability to continue as a going concern. The Company is exploring alternative financing arrangements via direct loans, private placements, restructuring debt or by joint venture arrangement(s) to provide the capital with which to commence full operations and meet contractual obligations.

2.  New Rosarence Agreement - September 27, 1995

    Pursuant to a Board of Directors Resolution in its meeting of October 4, 1995, the Registrant entered into a Revised Agreement, effective September 27, 1995, with Compania Minera Rosarence S. A. de C. V. ("Rosarence"), a Mexican Corporation which, amongst other issues, provides:

         1. The Revised Agreement supersedes the prior agreement between the parties (refer to the December 31, 1994 Form 10-K).

         2. The Registrant purchases the mineral exploitation Concession, known as the La Sierra Concession, located in the State of Durango, Mexico consisting of approximately 32,000 acres.

         3. The Registrant purchases all of the shares of Compania Minera Rosarence S. A. de C. V.

         4. The purchase price is $120,000 cash plus 1,800,000 shares of the Registrant's common stock.

              a. The $120,000 is to be paid as follows: $30,000 within 10 days of the signing of the Revised Agreement and three additional payments of $30,000 on a quarterly basis following the first payment,

              b. Vanderbilt agrees to provide all funds necessary to keep the Concession in force with the government of Mexico until the final closing of the purchase,

              c. The 1,800,000 shares of common stock are to be issued within 30 days following the signing of the Agreement and are to be issued under Regulation S.

                   1. The 1,800,000 shares of Vanderbilt's common stock must achieve an average value of US$1.00 for a 15 day cycle within one year of the time of issuance. If this does not occur, the seller may elect to receive the remainder of the purchase price in cash or in the form of additional shares of the Registrant's common stock. If the seller elects to receive the remainder in cash, Vanderbilt shall pay the amount due in equal monthly installments beginning 15 months from the date of the signing of the Agreement (October 4, 1994) and paid over the following 12 month period.

              d. Until the purchase price is paid in full, title to the Concession shall be held in trust and released to Vanderbilt if the purchase price is paid or to Rosarence or assignee if Vanderbilt is unable to complete the payment of the purchase price.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

GENERAL:

The company is moving forward with its plans to produce precious metals from its interests in Mexico while continuing efforts to bring the Morning Star Mine in San Bernardino County, California, back into full production. At its Board Meeting held on October 4, 1995, the purchase of the La Sierra Concession in the State of Durango, Mexico, was approved. This gold and silver bearing concession was previously held by Vanderbilt under an option to purchase. As to the Morning Star Mine, funding is being sought to complete an improved facility which has been approved by the California Water Quality Control
Board. These changes in the mining and processing of the ore is expected to improve and speed up the overall gold and silver recoveries. In addition to the foregoing, funding is being sought to purchase a participating interest in another mining property in the State of Durango, Mexico. This additional property can be brought into production in a relatively short time. An agreement in principle has been reached but formal approval is still pending for both parties.

RESULTS OF OPERATIONS:

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1995 TO THREE MONTHS ENDED SEPTEMBER 30, 1994:

The Company realized a net loss of $98,000 for the three months ended September 30, 1995 which is $4,000 less than the $102,000 net loss for the three months ended September 30, 1994. General and Administrative Expenses were $101,000 for the quarter ended September 30, 1995 as compared to $32,000 for the same period in 1993. This increase for 1995 is due to legal fees incurred to deal with environmental matters and the initial appeal of the Company's conviction and fines in San Bernardino County, California as well as legal fees incurred for ongoing environmental compliance issues. During the quarter ended September 30, 1995, the Company's management reviewed its older accounts payable and authorized the "write off" of many older payables thus giving rise to some $53,000 in Debt Cancellation income. As described in the section entitled "General" above, most of the Registrant's efforts in the third quarter of 1995 were directed to positioning itself to commence operations in Mexico, dealing with older and current environmental issues and exploring methods to develop funding for all of its projects.

The following financial and operational highlights summarize the Company's results of operations and financial position, for the periods indicated:

                                                           Three months ended
                                                             September 30,
                                                            1995         1994
                                                         (in thousands except
                                                        percentages, per share,
                                                         ounces, and per ounce
                                                               amounts)
                                                                (Unaudited)
Overburden and waste removed (tons)                            0            0
Ore mined (tons)                                               0            0
Payable gold (troy ounces):
  Produced                                                     0            0
  Sold                                                         0            0
Payable Silver (troy ounces):
  Produced                                                     0            0
  Sold                                                         0            0
Average realization:
  Gold (per payable ounce)                               $   N/A    $     N/A
  Silver (per payable ounce)                                 N/A          N/A
Estimated ounces of recoverable gold
  remaining on heap leach pads                             2,373        2,449
Estimated Percentage of Recoverable
  Gold Remaining on the heap leach pads                     4.39%        4.52%
Bullion Sales                                                  0            0
Operating Loss                                               148          133
Net Loss                                                      98          102
Loss Per Common Share                                        .00          .00
Total Assets                                               3,517        2,992
Total Liabilities                                          2,157        1,744
Accumulated Deficit                                       23,900       23,226
Shareholders' Equity                                       1,360        1,248
Working Capital (Deficit)                                 (1,256)        (799)

The detoxification of heap leach pad #1 at the Morning Star Mine, which holds about 70% of the ore that the Company has mined and leached, has been completed. Vanderbilt has now been given approval by the regulatory authorities to recontour the detoxified material on that pad (about 1.4 million tons of spent ore) and to backfill the former pregnant pond associated with it.

During both 1995 and 1994, Vanderbilt continued to improve the mine site. In 1994, the clean up efforts were focused on the removal of used equipment and various hazardous waste. Used equipment and parts and materials abandoned by former contractors as well as hazardous waste, primarily diesel fuel, motor oil, and filters have been removed in accordance with current environmental regulations. Vanderbilt believes it has met or exceeded the requirements imposed by the regulations of all environmental governmental agencies.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1995 TO NINE MONTHS ENDED SEPTEMBER 30, 1994:

The Company realized a net loss of $482,000 for the nine months ended September 30, 1995 which is $35,000 less than the $517,000 net loss for the nine months ended September 30, 1994. The Company spent $113,000 in Exploration Expenses during the nine months ended September 30, 1995 on its concessions in Mexico contrasted to $3,000 in exploration expenditures during the same period in 1994. General and Administrative Expenses for the nine months ended September 30, 1995 were $80,000 lower than the same period in 1994 because the Company accrued additional legal and accounting costs bringing its filings current with the United States Securities and Exchange Commission in 1994.

The following financial and operational highlights summarize the Company's results of operations and financial position, for the periods indicated:

                                                         Nine months ended
                                                            September 30
                                                          1995         1994
                                                      (in thousands except
                                                       percentages, per share,
                                                        ounces, and per ounce
                                                               amounts)
                                                             (Unaudited)
Overburden and waste removed (tons)                           0            0
Ore mined (tons)                                              0            0
Payable gold (troy ounces):
  Produced                                                   76 **         0
  Sold                                                       76           36*
Payable Silver (troy ounces):
  Produced                                                    7            0
  Sold                                                        7 **        33*
Average realization:
  Gold (per payable ounce)                             $ 384.42     $ 373.10
  Silver (per payable ounce)                               4.35         5.16
Estimated ounces of recoverable gold
  remaining on heap leach pads                            2,373        2,442
Estimated Percentage of Recoverable
  Gold Remaining on the heap leach pads                    4.39%        4.52%
Bullion Sales                                           $    29      $    14
Operating Loss                                              526          530
Net Loss                                                    482          517
Loss Per Common Share                                       .02          .02
Cash Flow Used in Operations                                188          222
Cash Flow Used in Investing Activities                       57            7
Cash Flow Provided by Financing Activities                   94          195

*   Metals recovered from spent carbon removed from the recovery tanks.
** Metals produced and recovered from heap leach pad #2 solutions as part of the detoxification process.

LIQUIDITY AND CAPITAL RESOURCES:

The Company financed its operations and exploration activities through small private placements and loans for both 1994 and 1995.

Like other companies, Vanderbilt is subject to the existing and evolving standards relating to the protection of the environment. It has established a reserve for the reclamation costs it can reasonably estimate that it will incur when the operations at the Morning Star Mine finally cease. However, the Company is subject to contingencies as a result of changing environmental laws and regulations. The related future costs are indeterminable due to such factors as the unknown timing and extent of corrective actions which may be required and due to the application of joint and several liability. Vanderbilt believes that those costs, if and when incurred, will not have a material adverse effect on its operations or financial position. Management believes that the Company's environmental liabilities have been substantially reduced due to the fact that the 1.4 million tons of spent ore on heap leach pad #1 have been reclassified as nontoxic by the environmental regulatory authorities.

The Company's continued existence and resumption of operations at the Mine and the possible continuation of evaluation, exploration and development of other mineral properties is dependent upon its ability to raise additional capital through joint ventures, by restructuring debt, private placements, and other financing mechanisms.

OTHER:

As described in note 2 to the financial statements, the Registrant negotiated a restructured agreement with Rosarence whereby Vanderbilt exercised its option to purchase the La Sierra Concession and converted it to an exploitation concession.

                          PART II - OTHER INFORMATION


                           ITEM 1.  LEGAL PROCEEDINGS

On September 18, 1995, an action entitled Patricia R. Eubank and James C. Reeder vs Vanderbilt Gold Corporation, A California Corporation was filed in the Santa Barbara Superior Court, Santa Maria Judicial District (California) - Case Number SM93578 wherein the plaintiffs seek $67,000 plus property taxes for the alleged failure of Vanderbilt to pay rent due plus property taxes on leased mining claims. Management does not expect the Company to suffer any material liability as a result of this suit.

With regard to the matter of The People of the State of California vs Vanderbilt Gold Corporation and John F. Jordan, Jr., on or about November 15, 1995, the Fourth Appellate District, Division Two, in the Supreme Court of California denied the registrant's petition for review. Refer to the Form 10-K for the year ended December 31, 1994 and the Form 10-Q for the period ended June 30, 1995 for additional information on this matter. Management is currently evaluating its options relative further avenues of appeal.

                   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A) Exhibits:

         (10.1 Material Contract: Agreement between Registrant and Compania Minera Rosarence S. A. de C. V., effective September 27, 1995, concerning the purchase of the La Sierra Concession in the State of Durango, Mexico. Exhibit A referred to in the Agreement has not been prepared and therefore is not included.


         (B) Reports on Form 8-K:

              None


                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                VANDERBILT GOLD CORPORATION
                                                       (Registrant)


Dated: December 1, 1995                         By /S/ Keith Fegert
                                                Keith Fegert, Interim President
                                                and Interim Chief Financial
                                                Officer

                                 CONFORMED COPY

                                       OF

                                   AGREEMENT

                                   EFFECTIVE

                               SEPTEMBER 27, 1995

                                    BETWEEN

                          VANDERBILT GOLD CORPORATION

                                      AND

                   COMPANIA MINERA ROSARENCE S. A. de  C. V.



                             Exhibit 10.1 (5 pages)

                                   AGREEMENT

    THIS AGREEMENT is made as of September 27, 1995 (the "Effective Date") by and between VANDERBILT GOLD CORPORATION, a Delaware Corporation, ("VANDERBILT") whose address is 7625 Wynn Road, Las Vegas, Nevada 89103, facsimile telephone number 702-362-8313, and Compania Minera Rosarence S.A. de C.V. ("ROSARENCE"), a Mexican Corporation of Culiacan, Sinaloa, Mexico, whose address is Carratera Culiacan-Eldorado KM 0.600 Interior 3, Culiacan, Sinaloa, Mexico, facsimile telephone number 011-52-696-50306.

                                    RECITALS

    ROSARENCE is the owner of a certain mineral exploration concession known as the La Sierra Concession located in Durango, Mexico, which is more particularly described in the attached Exhibit "A" (the "CONCESSION").

    The parties desire to enter into an agreement which will supersede any earlier agreements and whereby VANDERBILT purchases the CONCESSION and all the shares of ROSARENCE.
    This agreement is intended to be legally binding but the parties recognize that they may be required under Mexican law to enter into a more formal agreement to give full effect to the rights and obligations of both parties.

    1. Purchase of Concession. ROSARENCE hereby grants to VANDERBILT an exclusive and irrevocable right to purchase the CONCESSION described in Exhibit "A", attached hereto. ROSARENCE further grants VANDERBILT the right to purchase all of the shares of ROSARENCE as part of the same purchase and for no additional consideration. The purchase of ROSARENCE shall solely be the shell corporation and the CONCESSION.

    2. Consideration. The consideration for the purchase of the CONCESSION is as follows:

         a. VANDERBILT shall pay to ROSARENCE the sum of $120,000.00. Payments shall be as follows: $30,000 within 10 days of the execution of this Agreement. If this initial payment is not made by VANDERBILT, this agreement may be cancelled, at the option of ROSARENCE without further obligation on the part of either party. Three additional payments of $30,000 shall be paid on a quarterly basis following the first payment.

         b. VANDERBILT shall provide all sums necessary to keep the CONCESSION in force with the government of Mexico until he final closing of the purchase of the CONCESSION by VANDERBILT.

         c. Within 30 days of the execution of this agreement, VANDERBILT will issue to ROSARENCE the amount of 1,800,000 (One Million Eight Hundred Thousand) shares of VANDERBILT restricted shares of common stock to ROSARENCE, which shall be deemed a private placement, however, said shares shall be freely transferable within 45 days from the date of issuance pursuant to Regulation S.

              Until the purchase price is paid in full, title to the CONCESSION shall be held in trust and released to VANDERBILT upon its completion of payment of the purchase price or to ROSARENCE if VANDERBILT does not complete the payment of the purchase price pursuant to the terms and conditions of this Agreement.

    3. Representations of Rosarence. ROSARENCE represents that to the best of its knowledge and belief:
         a. There is no condition or impediment that legally prevents it from entering into this agreement.
         b.   There are no liens or encumbrances against the CONCESSION.
         c. There are no environmental problems, no reclamation problems, no existing labor disputes nor any labor contracts nor any other legal or governmental matters that would significantly impair the ability of ROSARENCE or VANDERBILT to explore, develop, process minerals and produce minerals from the CONCESSION.
         d. ROSARENCE has clear title to the CONCESSION and that it may legally transfer the CONCESSION to VANDERBILT upon the exercise by VANDERBILT of its option hereunder.

    4. Vanderbilt's Due Diligence. VANDERBILT has been previously provided with information concerning title to the CONCESSION. VANDERBILT may continue, at its own expense, to conduct whatever investigations and inquiries it deems necessary related to their examination of title and other legal matters during a period not to exceed (30) from and after the execution of this Agreement. If VANDERBILT identifies any legal defects that would impair security of its investment or the ability to mine and process ore from the CONCESSION, it shall notify ROSARENCE of same. If ROSARENCE cannot cure such defect or defects within fifteen (15) days of notification of same, then VANDERBILT shall have the option to cancel the Agreement without further obligation.

    5. Geological Information. ROSARENCE has previously delivered or communicated to VANDERBILT certain geological and engineering information including reserve ore calculations regarding the CONCESSION. ROSARENCE makes no representations as to the validity of accuracy of such information, calculation or any conclusions that might be inferred therefrom and shall not be responsible for any loss or damage suffered by VANDERBILT in reliance upon such information. VANDERBILT acknowledges that such information was supplied as a courtesy by ROSARENCE and at the request of VANDERBILT and that the decision of VANDERBILT to enter into this agreement was not based upon the information supplied by ROSARENCE or any statements made by employees, consultants or other representatives for or on behalf of ROSARENCE, but solely upon the investigations and testing conducted by VANDERBILT.

    6. Effect of Agreement. Upon execution of this Agreement, it shall be binding upon the parties unless and until the parties agree to a more formal agreement if the same is deemed advisable by Mexican legal counsel to accomplish the intention of the parties under the laws of Mexico. This Agreement supersedes all prior agreement or understandings between the parties.

    7.   General Provisions.

         a. The rights of VANDERBILT in this Agreement shall not be assigned without having first obtained the written consent of ROSARENCE which consent shall not be unreasonably withheld. ROSARENCE may freely assign its interest in this Agreement at any time.

         b. Any notice or communication required or permitted hereunder shall be effective when personally delivered or deposited, postage prepaid, with Federal Express or DHL (or any other courier as the parties may agree upon in advance) to the address specified above. Any such notice shall be effective three (3) days after deposit with such a courier. Any party may, by notice given to the other as given aforesaid, change its mailing address for future notices.

         c. All references to payment of money in this agreement shall be in UNITED STATES DOLLARS.

    8. Further Assurances. The parties intend that this Agreement be a binding and enforceable contract, but they further understand that it may be necessary to enter into other further agreements to memorialize or otherwise give legal effect to the terms and conditions of this Agreement and agreed to do so. If any provision of this Agreement is in violation of the laws of Mexico, such invalidity shall not effect the remainder of this Agreement and such remaining portions of this Agreement shall be interpreted to give the maximum possible effect to the intention of the parties to sell the CONCESSION while maintaining for the parties the economic benefit expressed herein.

         IN WITNESS WHEREOF, the parties hereto have executes this Agreement on the dates indicated below, effective as of the Effective Date.

                                   VANDERBILT GOLD CORPORATION

Dated: September 27, 1995          /s/ KEITH W. FEGERT
                                       President

                                   ROSARENCE

Dated: October 2, 1995            /s/ ALEJANDRO CANELOS
                                      President

                             ADDENDUM TO AGREEMENT

    This Addendum to Agreement is made on October 4, 1995 by and between Vanderbilt Gold Corporation, ("VANDERBILT"), a Delaware Corporation and Compania Minera Rosarence, S.A. de C.V. ("ROSARENCE"), a Mexican Corporation of Culiacan, Sinaloa, Mexico.

    This Addendum modifies that certain Agreement dated September 27, 1995 relating to the La Sierra Concession in Durango, Mexico. The agreement is modified relative to paragraph 2c. and the issuance of 1,800,000 (one million eight hundred thousand) shares of VANDERBILT restricted common stock which shall be deemed a private placement, however, said shares shall be freely transferable within 45 days from the date of issuance as long as Regulation S is satisfied and the transfer is to a Mexican corporation.

    Within one year of the time such issuance of the shares, the shares shall have an average value of $1.00 (U.S.) for a 15 day cycle during the one year period as determined by the bid/ask price on the electronic bulletin board trading system in the United States. If during the one year period the average value of each share does not reach $1.00, ROSARENCE may elect to receive the difference between the highest average value for a 15 day cycle and the $1.00 as the remainder of the purchase price in cash or by additional shares of VANDERBILT stock. If ROSARENCE elects to receive the remainder of the purchase price in cash, such funds shall be paid to ROSARENCE in equal monthly installments beginning 15 months from the signing of this agreement and paid in equal payments over the following 12 month period.

    An additional paragraph is added to the Agreement as follows:
    In the event of default by VANDERBILT under the terms of the Agreement, ROSARENCE shall give written notice of the nature of said default by registered mail to VANDERBILT'S corporate office. VANDERBILT shall have 20 business days from the receipt of said notice to cure the default. the default is not cured within the 20 business day time period, this Agreement shall terminate without further action on the part of ROSARENCE.


                                    VANDERBILT

Dated:  October 4, 1995             /s/ Keith W. Fegert
                                        President


                                    ROSARENCE

Dated: October 4, 1995             /s/ Alejandro Canelos
                                       President