Form 10-K
period 1995-12-31
VANDERBILT GOLD CORP
filed 1996-05-06
CIK 102854

SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-K
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE AC T OF 1934
                  For the Fiscal Year Ended December 31, 1995

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCH ANGE ACT OF 1934

                   For the Transition Period from          to

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

             (702)362-3152
(Registrant's telephone, including area code)

          Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, Par Value $.01 per share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[x] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the common stock held by non-affiliates of the Registrant as of April 15, 1996, based upon a price of $0.18 per share, the average of the bid and ask quotations as of such date was $0.17. As of April 15, 1996 there were 33,944,657 issued and outstanding shares of common stock of the registrant

PART 1

Item 1. Description of Business

General

The Company, Vanderbilt Gold Corporation, a Delaware corporation ("Company" or "Vanderbilt"), is in the business of acquiring, developing, and producing precious metals properties. The Company has one wholly-owned subsidiary, Star Mining Corporation, a Nevada Corporation. Vanderbilt and its subsidiary are hereinafter referred to as "Vanderbilt".

Vanderbilt is engaged in the mining business, primarily in the Western United States and Mexico, with its principal operation at the Morning Star Mine ("Morning Star") which is located in San Bernardino County, California. Morning Star is a gold and silver property which has produced significant quantities of these precious metals. Vanderbilt has operated this mine continuously since 1973. (See Item 2 Properties)

In January, 1995, the Company signed an Agreement with Compania Minera Rosarence S. A. de C.V. ("Rosarence"), a Mexican Corporation with headquarters in Culiacan, Sinaloa, Mexico wherein the Company will fund certain development and exploration activities to be performed by Rosarence at a 67,000 acre concession ("La Sierra") in the State of Durango, Mexico. La Sierra is being converted from an "exploration concession" to an "exploitation concession" in order to begin development of one or more of the seven targets that have been identified on the concession. La Sierra when converted to an "Exploitation Concession" will be reduced in size to about 32,000 acres which contains all known mineral prospects. Preliminary sampling has identified gold, silver, and copper potentials. In September, 1995, the Company also exercised its option to acquire the concession and all of the outstanding shares of Rosarence, all payments which consisted of 1.8 million common shares of Vanderbilt plus $200,000 have been made with the exception of two quarterly payments of $30,000 each which are due and payable in 1996. (See Item 2 Properties) On December 31, 1995 Vanderbilt entered into a "Letter of Understanding" with Consolidated Viscount Resources Ltd. ("Viscount") and Guardian Enterprises Ltd. ("Guardian") of Vancouver, British Columbia which grants them the exclusive rights to negotiate a joint venture for the La Sierra concession with Vanderbilt for 120 days. (See Item 2 Properties) Vanderbilt also holds a 17.15 % interest in Cosalteca SA de CV's ("Cosalteca") 12,000 acre Las Coloradas concession group in the Sierra Madre mining district. The company holds an option to increase its interest to at least 42.65 %. Formerly, the mines and prospects were divided among numerous holdings too small to attract sufficient developmental capital to efficiently develop the district. These have been combined into approximately 12,000 acre concession covering all of the known mines and prospects as well as the structures in which the precious metal mineralization occurs. A mill and ancillary infrastructure is already in place. A new shaft, which will provide the means to mine more efficiently, has already been started. (See Item 2 Properties)

Narrative Description of Business
Vanderbilt is a production oriented gold and silver mining company. Its business activities include property evaluation, exploration, and if warranted, acquisition, development, construction of facilities, mining, processing, and sale of metal, principally gold and silver in the form of dore. All dore is sold to outside companies for final processing. Vanderbilt may enter into joint ventures or partnerships with other business entities to accomplish these same purposes.

Morning Star Mine

In June, 1987, Management decided to add a fine crushing plant to the facility in order to increase gold recovery rates. In March, 1990 production problems began which resulted in a sharp drop off in the amount of gold and silver being recovered from the ores on the heap leach pads. Management suspended mining operations, except for the crushing of previously mined ore, and concentrated its attention on the gold recovery. The resultant drop in cash flows and liquidity caused the Company to curtail its other activities, lay off personnel, defer payments to vendors, and continue the moratorium on mining activity at Morning Star. Working capital was negative and for two years the Company survived on loans and extensions of credit from the Company's President and others. During the three years ended December 31, 1993, efforts at the Morning Star were directed to reclamation and remediation. During that time, heap leach pad No. 1 was detoxified and final reclamation commenced.

In late 1994 as funds became available, the Morning Star was made ready for increasing levels of operations, equipment was tested and brought on-line, the assay lab was equipped, stocked with supplies and staffed, and the solution in the remaining heap leach pad (No. 2) started through the gold recovery and detoxification system. During 1995, the Company removed about 77 ounces of gold from the carbon recovery tanks and delivered it to market. Reclamation and efforts to secure new funding continued throughout the year.

In December, 1995, Vanderbilt entered into a "Letter of Understanding" with Guardian and Viscount. Under the terms of the agreement they have the to earn a 50% interest in the Morning Star Mine in exchange for funding, prior to the end of 1996, of $750,000 for the operation of the mine

Sources and Availability of Mineral Resources

The ultimate realization of value from Vanderbilt's properties is dependent upon the existence of economical quantities of ore containing significant amounts of precious metals, gold and silver. The Company's continuing search for suitable mining properties is subject to numerous uncertainties such as locating commercially viable deposits, competition from other companies and the ability to negotiate leases and other contracts with property owners on terms favorable to the Company. Increased governmental regulation(s) as to the location, exploration, and development of mineral prospects coupled with the trend toward increased withdrawal of lands from mineral entry could possibly limit Vanderbilt's access to suitable mineral prospects.

Seasonal Nature of Business

Vanderbilt's business is generally not seasonal in nature except for certain times when weather conditions may adversely affect access to and operations of its properties.

Major Customers

Vanderbilt has sold gold and silver dore, produced at the Morning Star Mine to Englehard Industries West, Inc., Gerald Metals, Inc. and G. D. Resources, Inc. Vanderbilt does not believe that the loss of these customers would adversely affect its business since there are several other potential customers for its products. Vanderbilt also may enter into forward sales contracts with gold merchants, users and others.

Competitive Conditions

Vanderbilt considers the exploration for, development, and acquisition of precious metals and other mineable properties to be intensely competitive. Companies with greater financial resources, existing staff and labor forces, equipment for exploration and specialized experience, under certain circumstances, may be in a better position than Vanderbilt to compete for mineral properties, Also, the market price for gold and silver depends upon factors beyond Vanderbilt's control, including the production of gold and silver by other nations and by the monetary and fiscal policies of the United Stated and other leading economic powers.

Environmental/Energy/Governmental Regulations

The California Desert Protection Act of 1994 ("Act") was passed by Congress and signed into law by the President. The Morning Star Mine ("Morning Star") is located in the newly designated "Mojave National Preserve". In general, the Morning Star's mining and processing operations, under the new Act, may be conducted as provided in the existing Plan of Operations ("Plans"). One change is that public land, including that occupied by the Morning Star, is now administered by the National Park Service ("NPS") instead of the Bureau of Land Management ("BLM").The land around the Morning Star will no longer be open to new mining claims, but the new Act expressly provides that this withdrawal of land from mineral entry is "subject to valid existing rights", which would obligate the United States Government to honor the Morning Star's valid mining claims, permits and the approved Plan.

Since the Morning Star has an approved Plan and state water permits, it appears that the mining and processing operations can proceed in accordance with the Company's plans. However, it in not possible at this time to assess the ultimate impact, if any, that the Act will have upon the Company's operations at the Morning Star and the timing of such impact.

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

The cyanide leach facility is subject to review and regulation by the California Regional Water Quality Control Board. Vanderbilt's facilities at the mine site are being modified and leach pad No. 2 is in the process of detoxification. On August 11, 1994, the California Regional Water Quality Control Board, Lahontan Region, approved and adopted the amended waste discharge requirements for Vanderbilt's Morning Star Mine. The effect of this approval is that the Company may continue operations at the mine and that heap leach pad No. 1 is reclassified as detoxified. No cyanide is presently being used by the Company at the Morning Star Mine. Under the terms of its amended permit, Vanderbilt has been approved to begin the use of cyanide processing using a vat leach system inside an enclosed structure.

In addition, the following environmental requirements apply to various aspects of the facility: (1) An air quality permit for the facility is required by the San Bernardino Air Pollution Control District. An application for this permit was filed in March, 1988, and continues to be under review by the District. Vanderbilt is operating at the Morning Star under a temporary permit. (2) The two underground storage tanks at the Morning Star Mine which were used to store gasoline and diesel fuel for the trucks and other equipment used at the mine site were removed. The tanks are now operated as surface tanks. (3) As required by state law, Vanderbilt filed a Business plan with the County of San Bernardino Environmental Health Services Department; this was approved in August of 1988. (4) A reclamation plan for the mine was approved by the Federal Bureau of Land Management ("BLM") in June, 1984.

(5) Vanderbilt's mining permit issued by San Bernardino County, California, expired in August, 1994 and the application process is underway for a new permit. A Revised Plan of Operation was filed with the BLM in 1988 and as amended, and updated plan was submitted in December 1990. A Revised Plan of Operations was filed with the BLM pursuant to a request made in April, 1993. The effect of the transfer of responsibility from the BLM to the NPS as a result of the California Desert Protection Act of 1994 being enacted cannot be evaluated at this time. See the "Environmental" section of "Management's Discussion and Analysis" for additional information.

Permits were obtained from the County of San Bernardino Environmental Health Services Department and the BLM to drill two water wells to the south of the Morning Star mine site. These wells were drilled in August and October of 1988 and a Water Well Drillers Report was filed with the San Bernardino County and the State of California Department of Water Resources. In December, 1988, a right of way permit was obtained from the BLM and a five mile pipeline from the wells to the Morning Star mine site was completed in 1989.

See Item 3. Legal Proceedings for information concerning misdemeanor convictions in 1992 of Vanderbilt and its President for violations of environmental laws. Any proceeding against Vanderbilt's former president were dropped by the county following his death in July, 1995. This conviction against Vanderbilt is under appeal.

Governmental agencies having jurisdiction over the Morning Star Mine in San Bernardino County have publicly announced a policy of aggressively enforcing laws and regulations designed to protect the environment especially as they relate to mining operations. Accordingly, it can be expected that the Morning Star Mine will be under the scrutiny of such authorities. While the Company will make every effort to comply with these regulations there can be no assurance as to the results such regulatory scrutiny may have upon the operations of the Morning Star Mine.

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

It is the Company's policy to comply with environmental and health laws and regulations.

Employees

Vanderbilt currently has one (1) employee.

Item 2. Properties

Glossary of certain mining terms

The following is a glossary of some of the terms used in the mining industry and referenced herein:

ADR - An acronym for adsorption, desorption, and reactivation (see definitions lot adsorption. desorption, reactivation singularly).

adsorption - A process in which soluble complexes of gold and silver physically adhere without chemical reaction to activated carbon particles.

agglomeration - A process whereby mineralized material is mixed with a binder and water and cured for 10 to 70 hours. Agglomeration allows heap leaching of material that otherwise does not permit the leaching solution to percolate through, by increasing porosity and permeability.

bank cubic yard - ("bcy") Refers to a cubic yard of in situ resource.

bottle roll test - A small scale metallurgical laboratory test used to determine the amenability of mineralization to the cyanidation extraction process.

CIL - An acronym for Carbon-In-Leach - the process of a solution leach plant in which the dissolved gold in the pregnant cyanide solution is extracted through adsorption onto activated carbon concurrent with leaching.

column test - A large scale metallurgical laboratory test used to determine the amenability of rnineralized material to the cyanidation extraction process.

contained gold - Total measurable gold or gold equivalent in grams or ounces estimated to be contained within a mineral deposit. A calculation or estimate of contained gold makes no allowance for mining dilution or recovery losses.

cutoff grade - Grade of mineralization, established by reference to economic factors, above which material is included in mineral deposit reserve resource calculations and below which the material is considered waste.

waste - May be either an external cutoff grade which refers to the grade of mineralization used to control the external or design limits of an open pit based upon the expected economic parameters of the operation, or an internal cutoff grade which refers to the minimum grade required for blocks of mineralization present within the confines of in open pit to be included in mineral deposit estimates.

development stage - The period when a mineral deposit that has been estimated to be economically viable is prepared for commercial production; including pre-production stripping in the mine and the construction of the necessary process plant and supporting facilities.

desorption - A process in which gold and silver physically adhered to carbon particles in the adsorption process are stripped from the carbon particles using a weak acid solution.

dore - Unrefined gold and silver in bullion form.

gold deposit - Means a mineral deposit mineralized with gold but without reference to its potential economics.

gold equivalent - A method of presenting combined gold and silver concentrations or weights for comparison purposes. Commonly involves expressing silver as its proportionate value in gold based on the relative values of the two metals. When gold equivalent is used to express metal sold, the calculation is based on actual prices received. When grades are expressed in gold equivalent, the relative recoveries of the two metals are also taken into account.

grade - The amount of valuable mineral in each ton of mineralized material expressed as troy ounces (or grams) per ton or tonne for gold and silver or as a percentage of copper and other minerals.

heap leaching - A method of gold and silver extraction in which mineralized material is heaped on an impermeable pad and sodium cyanide solution is applied to the material. The gold and silver are dissolved out of the materials as the solution percolates down through the heap, the pregnant solution is collected from below the heap and the gold and silver are precipitated from the pregnant solution in vessels or columns containing activated carbon or zinc powder.

leach pad - A large, impermeable foundation or pad used as a base for ore during heap leaching. The pad prevents the leach solution from escaping out of the circuit.

lode mining claim - A mining claim located on a vein or lode of quartz or other rock in place, bearing gold, silver, tin, lead, copper, or other valuable deposits.

mineral deposit, deposit, or mineralized material - A mineralized body which his been physically delimited by sufficient drilling, trenching and/or underground work and found to contain a sufficient average grade of metal or metals to warrant further exploration and/or development expenditures. Such a deposit does not qualify under SEC standards as a commercially mineable ore body or as containing ore reserves, until final legal, technical and economic factors have been resolved.

mixed ore - A mixture of oxidized and unoxidized ore.

net smelter return royalty - A phrase used to describe a royalty payment made by a producer of metals, usually to a previous property owner or Governmental authority, based an the value of gross metal production from the property, less deduction of certain limited costs including smelting, refining, transportation and insurance costs.

net profits interest royalty - A phrase used to describe a royalty payment made by the producer of metals, usually to a property owner or Governmental authority, based on the value of gross metal production from the property, less deduction of certain costs including smelting, refining, transportation and insurance costs (often referred to as realization costs) plus direct operating costs associated with the mining and treatment of ore and the mining of associated waste.

open pit mining - The process of mining an ore body from the surface in progressively deeper steps. Sufficient waste rock adjacent to the ore body is removed to maintain mining access and to maintain the stability of the resulting pit.

ore - A natural aggregate of one or more minerals which, at a specified time and place, may be mined and sold at a profit, or from which some part may be profitably separated.

ounce (oz) - Troy ounce.

oxidized ore (also referred to "oxide ore") - Mineralized rock which can be profitably mined and in which some of the original minerals have been oxidized by natural processes. Oxidation tends to make the ore more porous and permits a more complete permeation of cyanide solution so that minute particles of gold in the interior of the rock will be more readily dissolved oz/ton (opt) - Troy ounces per short ton.

reactivation - A process in which carbon particles which have been stripped of gold and silver during the desorption process are heated in a kiln to relieve them of all contaminants and prepare them for reuse in the adsorption process.

reserve - Means that part of a mineral deposit which can be economically and legally extracted or produced at the time of the reserve determination. Reserves are customarily stated in terms of "ore" when dealing with metalliferous minerals.

strike length - The longest horizontal dimensions of a body or zone of mineralization.

stripping ratio - The ratio of waste material to ore that is experienced in mining an ore body.

unpatented mining claim - A mining claim located on the public lands of the United States, for which a patent has not been issued. An unpatented mining claim is a possessory interest only, subject to the paramount title of the United States. The validity of an unpatented mining claim depends upon the existence of a valuable mineral deposit within the boundaries of the claim and compliance with mining codes.

Morning Star Mine

The Morning Star Mine property is located in San Bernardino County, California, approximately 70 miles south of Las Vegas, Nevada. As of March 22, 1995, Vanderbilt controls a total of 59 unpatented lode claims in the Morning Star area (approximately 1,200 acres). Nearly 124 acres comprise the mine, leach pad, recovery plant, waste dumps and office, assay and maintenance facilities. Access to the property is by paved highway and four miles of gravel road which is maintained by the Company.

Gold mineralization at the Morning Star ore body is hosted entirely within late Jurassic Ivanpah Granite, and is associated with quartz plus calcite veins and stringers localized in the upper plate of the Morning Star thrust fault. Ore grade values typically persist 65 feet to 100 feet perpendicular from the Morning Star thrust fault plane into the upper plate. The gold is associated with pyrite, chalcopyrite, galena, sphalerite, and covelite (in the zone of secondary enrichment).

The ore reserve report prepared by independent geotechnical consultants based upon drill hole data obtained from 1974 through 1987, estimated the proven and probable reserves at the Morning Star Mine, is 6,455,617 tons averaging approximately .048 ounces of gold per ton of ore. The planned production capacity of the leach and recovery facilities is sufficient to produce between one and two thousand ounces of gold per month.

La Sierra Concession, State of Durango, Mexico

In January, 1995, the Company entered into an agreement with Rosarence wherein the Company will fund certain development and exploration activities to be performed by Rosarence on a 67,000 acre concession, known as La Sierra, located near Palmar, State of Durango, Mexico. The Company also acquired a one year option to acquire a specified portion of the La Sierra Concession and the option to acquire all of the outstanding shares of Rosarence at no further cost. The exploration concession granted by the Mexican government in September 23, 1992, specifically mentions that the minerals for which the concession was granted are gold, silver, lead, copper, zinc, tungsten and antimony. Preliminary sampling has definitely identified gold, silver and copper potentials. Later, in 1995, an application was filed to convert the concession to an "Exploration Concession" and reduce the size to about 32,000 acres retaining all known mineral prospects.

In September, 1995, the Company exercised its option to acquire the concession, and all of the outstanding shares of Rosarence. All payments, which consisted of 1.8 million common shares of Vanderbilt plus $200,000, have been made with the exception of two quarterly payments of $30,000 each which are due and payable in 1996. The shares of Vanderbilt must be traded at a price equal to $1.00 (median of Bid and Ask quotes) for a 15 day period by September 27, 1996 or the difference between the actual traded price and $1.00 will be paid by the Company in either cash or stock with a value equal to the difference. The manner of payment is at the discretion of the former owners of Rosarence.

Las Coloradas Concessions, State of Durango, Mexico

On December 22, 1995 Vanderbilt entered into a joint venture with Cosalteca, Guardian and Viscount relating to Cosalteca's 12,000 acre Las Coloradas concession group in the Sierra Madre mining district. The agreement requires Vanderbilt to issue to Cosalteca 700,000 common shares as its initial contribution to earn a 17.15% interest in the joint venture. The shares of the Company were not issued as of December 31, 1995. The company holds a two year option to increase its interest to at least 42.65%. The shares of Vanderbilt must be traded at a price equal to $1.00 (median of Bid and Ask quotes) for a 15 day period by February 22, 1997 or the difference between the actual traded price and $1.00 will be paid by the Company in either cash or stock with a value equal to the difference. The manner of payment is at the discretion of Cosalteca.

Formerly, the mines and prospects were divided among numerous holdings too small to attract sufficient developmental capital to efficiently develop the district. These holdings have been combined into a 12,000 acre concession group covering all of the known mines and prospects as well as the structures in which the precious metal mineralization occurs. A mill and ancillary infrastructure is already in place. A new shaft, which will provide the means to mine more efficiently, has already been started.

At present, no data is available as to reserves for the La Sierra concession, whether proven or probable.

Office Facilities

The Company currently leases its office space at 4625 Wynn Road, Suite 103, Las Vegas, Nevada, on a month-to-month basis at a rental of $770.00 per month.

Risk Inherent in the Mining Business

Mineral exploration and development is highly speculative and involves significant risks. The majority of exploratory projects fail to discover mineralization sufficient to be commercially exploited. All mineral properties are subject to hazards and risks normally incident to the subsurface geological structures which can abruptly terminate mineralization, difficult metallurgical problems which can inhibit the economic recovery of minerals, changes in the world prices for the mineral being mined and produced, and environmental restraints and conditions imposed by Federal, State, and County agencies which may make it economically impractical to operate.

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

Item 3.  Legal Proceeding

In October and November 1992 a misdemeanor jury trial was held in San Bernardino County (California) Municipal Court, which resulted in ten guilty verdicts against Vanderbilt and ten guilty verdicts against its President, John
F. Jordan, Jr., for environmental violations. These verdicts resulted in fines totaling $90,000 for each of Vanderbilt and Mr. Jordan. Vanderbilt and Mr. Jordan both filed an appeal to an Appellate Panel of the Superior Court of San Bernardino County to each of these convictions. That appeal was denied. The Company has filed a petition for a writ of habeas corpus with the Federal District Court, Central District of California. That Petition is pending with the court. The final determination of this matter is uncertain. Following his death in July, 1995 the fine against Mr. Jordan's estate was terminated.

A lawsuit was filed in the Superior Court of the State of California in and for the County of Santa Barbara against the company entitled Patricia R. Eubank v. Vanderbilt Gold Corp., Case No. SM93578 for monies alleged to be owing pursuant to a lease under which Vanderbilt was a tenant relating to certain mining claims. Management disputed the contention that monies were owing due to termination of the lease by the company. However, in order to compromise a disputed claim and to avoid additional attorney's fees and costs, Management has now reached a settlement with Plaintiffs. The terms of the settlement include payment by Vanderbilt of $2,500, issuance of 50,000 shares of common stock, termination of the lease and a full general release of all claims by Plaintiffs and Vanderbilt.

In 1992 eight individual creditors instituted litigation to enforce collection of amounts due to them. The aggregate principal amount of debt owed by the Company was $236,184, not including interest and attorney's fees. During 1992 all of the creditors obtained judgments against Vanderbilt for the amounts due, including interest and attorney's fees. In 1993 and 1994, a corporation owned by two of the Company's directors, purchased $112,542 of the original amount of the debt. This was then converted into the Company's common stock at $.16 per share (703,382 shares).

Item 4. Submission of Matters to a Vote of Security Holders

The Company did not submit any matters to a vote of security holders during the last quarter of the year ended December 31, 1995.

PART II

Item 5. Market for Company's Common Equity and related Stockholder Matters

The Company's common shares are traded upon the NASDAQ Electronic Bulletin Board System. The following table sets forth the range of high and low quarterly closing sales prices for Vanderbilt's common stock for years ended December 31, 1995 and 1994.

Years Ended December 31,

1995                            High            Low
First Quarter                   9/32            3/16
Second Quarter                  9/32            3/16
Third Quarter                   7/32            9/64
Fourth Quarter                  9/64            7/64

1994                            High            Low
First Quarter                    3/8             1/4
Second Quarter                  5/16            3/32
Third Quarter                    3/8            3/32
Fourth Quarter                  9/32            5/32

As of April 15, 1996 there were approximately 3,430 identified holders of record of the Company's common stock.

The Company has never declared a dividend and does not anticipate doing so in the foreseeable future.

Item 6. Selected Financial Data

The following selected financial data set forth for the years ended December 31, 1995, 1994, 1993, 1992, and 1991 have been derived from the financial statements of the Company but is not covered by the accountant's reports on the financial statements.

SELECTED FINANCIAL DATA
(In thousands except per share amounts)
Years Ended December 31,           1995    1994    1993     1992    1991
Net sales on operating revenues      29      14      61      101     689
Loss from continuing operations     680     708     420    1,031   2,590
Loss from continuing operations
 per common share                   .02     .03     .03      .08     .21
Net loss                            637     709     527    1,206   2,858
Net loss per common share           .02     .03     .03      .09     .23
Extraordinary item:
 Gain on sale of investments          -       -       -        -      10
 Gain on sale of investments
  per common share                    -       -       -        -       -
Cash dividends declared
 per common share                     -       -       -        -       -
At year end:
Total assets                       3,476   3,292   3,028    3,280   3,905
Long term obligations                 45      45      47       91      91
Working capital (deficit)         (1,332)   (698) (2,330)  (1,624)    536
Accumulated depreciation and
 amortization                      8,000   6,910   6,860    7,572   7,187
Shareholders' equity (deficit)     1,230   1,416   1,356      (11)  1,189

Item 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General commentary

In 1995 Vanderbilt Gold Corporation acquired an interest in two precious metal bearing properties in Mexico as well as continuing modernization of the Morning Star facilities.

The following discussion and analysis should be read in conjunction with the audited financial statements starting at Item 8.

The Morning Star is located in the Ivanpah Valley of San Bernardino County, California. Mining was discontinued in 1990. Under a newly arranged letter of understanding with Guardian and Viscount, management expects the mine to reopen during 1996, initially as an underground mine using a more efficient and environmentally friendly processing system, to produce about 1,450 ounces per month. The underground phase of mining, scheduled to begin in 1996, should be completed in about 28 months, using less than 15% of the reserves. Open pit operations can resume after new permitting is in place.

Vanderbilt Gold Corporation purchased a 100% interest in the 32,000 acre La Sierra exploitation concession in Durango, Mexico. The concession includes at least five high grade but fairly thin gold vein systems which resemble deposits in Grass Valley, California, a large multi - vein quartz tourmaline prospect known as El Rincon, which appears similar to Hemlo in Canada, and a very old bonanza type silver mine known as Chirimoya that was originally mined underground on three levels. Redevelopment began in 1995. Old working faces contained some silver grades exceeding 180 ounces per ton. More work is required to assess the grade and reserve potential of this mine.

Vanderbilt also purchased a 17.15% interest in Cosalteca's 12,000 acre Las Coloradas concession group in the Sierra Madre mining district. The company holds an option to increase its interest to at least 42.65%. Formerly, the mines and prospects were divided among numerous holdings too small to attract sufficient developmental capital to efficiently develop the district, These holdings have been combined into a concession group covering all of the known mines and prospects as well as the structures in which the precious metal mineralization occurs. A mill and ancillary infrastructure are already in place. A new shaft, which will provide the means to mine more efficiently, will be completed in 1996. High grade gold ore pockets have been found to contain grades exceeding 3 ounces per ton. Sale of concentrates from this concession is expected to begin in 1996.

Results of operations

The following financial and operational data highlight and summarize the Company's results of operations and financial position, for the periods indicated (in thousands except percentages, per share and per ounce amounts):

                                             1995     1994    1993
Overburden and waste removed (tons)             0        0       0
Ore Mined (tons)                                0        0       0
Payable Gold (troy ounces):
Produced                                        0        0       0
Sold                                           77       36*     12
Payable Silver (troy ounces):
Produced                                        0        0       0
Sold                                            0        33*     1
Average Realization:
Gold (per payable ounce)                     $380      $373   $334
Silver (per payable ounce)                      -     $5.16  $3.64

Estimated troy ounces of recoverable gold
 remaining on the heap leach pads
                                            2,372     2,449  2,449

Operating Loss                                680       708    420
Net Loss                                      637       709    527
Net Cash Used in Operations                   182       329     87
Net Cash (used in) Provided by
  Investing Activities                        421       (93)     6
Net Cash Provided by Financing Activities     114       539    117
Loss per Common Share                         .02       .03    .03
Total Assets                                3,476     3,292  3,028
Total Liabilities                           2,246     1,876  1,672
Accumulated Deficit                        24,055    23,418 22,709
Shareholders' Equity                        1,230     1,416  1,356
Working Capital Deficit                     1,331       698    726

*Metals recovered from the spent carbon removed from the recovery tanks.

During 1995, the Company continued general reclamation activities at the Morning Star Mine, restructured its debts, raised limited funds through private placements.

The low level of gold production for 1991 through 1995 did not provide the necessary revenues with which the Company could mine any new ore, remove any waste or overburden, or fund day to day operations. Beginning in 1990 and continuing in 1991 and 1992, numerous production difficulties were encountered at the Morning Star Mine, which has been Vanderbilt's principal operating facility. These difficulties resulted in an obvious decline in the amount of gold and silver recovered from the ore on the heap leach pads but continued to consume costs at a high rate. In August, 1990, management suspended mining operations (other than leaching), reduced the workforce and implemented other cost reduction measures. These measures remained in effect through 1994. In 1995, the work to revamp the recovery system to increase overall precious metal recovery and make the entire system more environmentally friendly began.

Liquidity and Capital Resources

The Company ended the year of 1995 with a working capital deficit of $1,332,000 as opposed to a year end deficit for 1994 of $698,000. 1995 saw an decrease in overall cash flow of $152,000 as compared to a cash flow increase of $117,000 for 1994. The cash and cash equivalent balances at year end 1995 of $1,000 as opposed to $153,000 at year end 1994 is a result of the Company's lack of funding through operations or capital raising efforts. During 1995 Vanderbilt was able to raise $114,000 as compared to $548,000 in 1994. Current liabilities increased by $370,000 during 1995 due to increases in accounts payable, accrued expenses and short-term borrowings.

As stated in the general Commentary to this Management Discussion and Narrative Analysis, Management was been able to reduce current liabilities by December 31, 1993 by $1,575,000 or 49% from the December 31, 1992 level. While this was not enough to restore working capital to a positive balance from a deficit position, the working capital deficit was reduced by $1,604,000 by year end 1993 from the 1992 year end level. $133,000 in cash was raised through private placements; the related commissions were paid in common stock. The Company was able to negotiate with creditors and retire $902,000 in prior accounts payable, pay $72,000 of current expenses, pay amounts due related parties of $19,000, reduce notes payable - other of $400,000, reduce accrued interest of $60,000, and settle deferred revenues - gold sales of $1 18,000 all with common stock in debt restructuring, Another $100,000 in accounts payable and $48,000 in amounts due to related parties were paid with Series A Preferred Stock. In total, the Company issued approximately 11,000,000 common shares for a value of $1,846,000 (average $0.1678 per share) and 9,670 Series A Preferred Shares for a value of $148,000 (average $0.153 per share). These shares were subsequently converted to common shares following approval by the stockholders to increase the number of common shares available.

The Company's continued existence and resumption of operations at the Mine and the continuation of evaluation, exploration and development of other mineral properties, including the La Sierra concessions, are dependent upon its ability to raise additional capital for these purposes through private placements, restructuring of debt, joint venture and other financing arrangements. The company has already obtained the financing necessary to bring the mines at Las Coloradas into full production.

Inflation and Other Factors Influencing Future Performance

The impact of inflation on Vanderbilt's operations can vary. The future price of gold and the level of interest rates could directly affect the Company's future operating revenues and/or net profits. Low interest rates and higher gold prices may enhance the value of Vanderbilt's investment in its mining operations. Renewed interest in gold and silver as commodities or for investment could also increase profitability and add to shareholder equity. Falling prices, on the other hand could have the opposite effect.

Vanderbilt's future operating results depend upon its success in locating, acquiring and producing commercial quantities of gold and other minerals from properties it already has and in acquiring new properties with short term cash flow potential.

Since Vanderbilt does not yet have any regular and dependable source of revenues, increases in inflation could cause costs and expenses to exceed anticipated or budgeted amounts.

Vanderbilt's management does not believe that inflation has or will, in the foreseeable future, adversely affect its income or loss from continuing operations. However, economic conditions, certain hazards and risks inherent to the mining industry in general, as well as environmental factors, could adversely affect income and cash flow from operations.

Environmental

In 1995, all operating permits were maintained. A county permit, which largely consists of reclamation plans, must be filed with San Bernardino County as the previously held permit has expired. The Company plans to do so as soon as funding for the fees and preparation costs are obtained. Management does not believe that, if properly applied for, the permit will be withheld.

Reclamation of leach pad No. 1 is partly completed. The company expects to fill in the pregnant pond, establish the monitoring system, contour the pad and plant native vegetation on it in accordance with the plan already approved by the California Water Quality Control Board as soon as practicable.

In April, 1993, the BLM served Vanderbilt with a request that the Morning Star Mine "Plan of Operation be amended. A "Plan of Operation" filed with the BLM is, in effect, a permit to operate the mine which is located on public land. Vanderbilt has filed the "Revised Plan of Operation" to the BLM pursuant to that request. Administration of the public lands on which Morning Star Mine is located has now passed to the NPS. The plan, as submitted to BLM is now part of the files held by the NPS.

During 1991 and continuing through early 1994, Vanderbilt had been actively detoxifying heap leach pad No. 1 and has now obtained reclassification and closure from the regulatory authorities that it has been so detoxified. The same procedure that was used to detoxify pad No. 1 is being used to detoxify pad No. 2.

Conclusion

In January, 1995 the Company signed an Agreement with Rosarence, a Mexican Corporation, headquartered in Culiacan, Sinaloa, Mexico wherein the Company will fund certain development and exploration activities to be performed by Rosarence at a 67,000 acre concession in the State of Durango, Mexico. Later in 1995, an application was filled to convert the concession to an "Exploitation Concession" and reduce it in size to about 32,000 acres containing all known mineral prospects. Preliminary sampling has identified gold, silver and copper potentials. In September, 1995, the Company exercised its option to acquire the concession and all of the outstanding shares of Rosarence.

During the first and second quarters of 1995, the Company recovered and processed about 77 ounces of gold from the heap leach solutions underlying heap leach pad #2 at the Morning Star Mine, demonstrating that the current process and the equipment in place are both functional.

New Accounting Pronouncements

"Accounting for the Impairment of Long - Lived Assets and for Long - Lived Assets to Be Disposed Of" ("SFAS No. 121") was issued by the Financial Accounting Standards Board (FASB) in March 1995. SFAS No. 121 requires, for fiscal years beginning after December 15, 1995, that an entity review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and that an impairment loss be recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company will adopt SFAS No. 121 effective January 1, 1996. The adoption is not expected to have a material effect on the Company's financial position or results of operations.

"Accounting for Stock-Based Compensation," ("SFAS No. 123") was issued by the Financial Accounting Standards Board in October 1995. SFAS No. 123 establishes financial and reporting standards for stock- based employee compensation plans, which will be effective for the Company's 1996 consolidated financial statements. SFAS No. 123 encourages, but does not require, the adoption of a fair-value-based method of accounting for such plans in place of current accounting standards. Companies electing to continue their existing accounting method must make pro forma disclosures of net income as if the fair-value-based method had been applied. The Company is evaluating SFAS No. 123 and has not decided whether it will adopt the new accounting method.

Management's Responsibility for Financial Reporting

Vanderbilt Gold Corporation

The accompanying consolidated financial statements of Vanderbilt Gold Corporation and Subsidiaries are prepared by the Company's management in conformity with generally accepted accounting principles. Management is responsible for the fairness of the financial statements, which include estimates based on judgments.

The Company maintains accounting and other control systems which management believes provide reasonable assurance that financial records are reliable for the purposes of preparing financial statements and the assets are properly safeguarded and accounted for. Underlying the concept of reasonable assurance is the premise that the cost of controls should not be disproportion are to the benefits expected to be derived from such controls. The Company's internal control structure is reviewed by its internal auditors and by the independent auditors in connection with their audit of the Company's consolidated financial statements.

The external auditors conduct an independent audit of the consolidated financial statements in accordance with generally accepted auditing standards in order to express their opinion on these financial statements. These standards require that the external auditors plan and perform the audit to obtain reasonable assurance that the financial statements are free of material misstatement.

The Audit Committee of the Board of Directors, composed entirely of outside directors, meets periodically with management, internal auditors and the external auditors to discuss the annual audit, internal control, internal auditing, and financial reporting matters. The external auditors and the internal auditors have direct access to the Audit Committee.

/S Keith Fegert

Keith Fegert
Chief Executive Officer


/S Howard Urband
Howard Urband
Vice President

April 18, 1996

Item 8. Financial Statements

INDEPENDENT AUDITOR'S REPORT

The Board of Directors Vanderbilt Gold Corporation

I have audited the accompanying consolidated balance sheets of Vanderbilt Gold Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vanderbilt Gold Corporation and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations and accumulated deficit raise substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.


/S Keith J. Rosen
Keith J. Rosen
Certified Public Accountant
Sherman Oaks, California
April 18, 1996

                          VANDERBILT GOLD CORPORATION
                          Consolidated Balance Sheets
                           December 31, 1995 and 1994
                                  In Thousands

                                                December 31,
                                         1995                1994
ASSETS
Current Assets

  Cash and cash equivalents      $          1           $     153
  Accounts receivable - Trade               2                  68
  Employee advances receivable             23                  23
  Due from related parties                  -                  17
  Inventories                             837                 867
  Prepaid and other assets                  6                   5

    Total Current Assets                  869               1,133

Property, Plant and Equipment           2,607               2,159

Total Assets                     $      3,476           $   3,292

                             LIABILITIES AND EQUITY
 Current Liabilities
  Accounts payable               $      1,202          $    1,062
  Accrued expenses                        171                 124
  Accounts payable - Related parties       67                   -
  Accrued payroll                         505                 512
  Notes payable - Other                   123                   -
  Deferred revenue - Gold sales            95                  95
  Gold loan payable                        38                  38

    Total Current Liabilities           2,201               1,831

Long Term Liabilities                      45                  45

Stockholder's Equity                    1,230               1,415

Total Liabilities and Equity     $      3,476          $    3,291

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                          VANDERBILT GOLD CORPORATION
                     Consolidated Statements of Operations
              For the years ended December 31, 1995, 1994 and 1993
                      In Thousands (except share amounts)

                                         1995          1994           1993
Revenue from Sales:
  Bullion sales                      $     29      $     14       $      4
  Other revenue                             -             -             57

Total Revenue from Sales                   29            14             61

Mining Expenses:
  Mine maintenance costs                  153           215            154
  Depreciation, depletion
   and amortization                        59            59            104
  Exploration costs                       177            51              -

Total Mining Expenses                     389           325            258

General & Administrative                  320           397            223

Total Expenses                            709           722            481

(Loss) From Operation                    (680)         (708)          (420)

Other Income and Expense:
  Dividend income                           1             1              -
  Interest expense                        (10)          (37)           (72)
  Debt Cancellation income                 52            11            131
  Gain (loss) fixed assets                  -            (1)          (166)
  Gain on joint venture sale                -            25              -

Total Other Income and Expense              43           (1)          (107)

Net Income                           $    (637)   $    (709)     $    (527)

Net loss per share                       $0.03        $0.03          $0.03

Weighted average shares outstanding     29,253       25,128         15,141

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                          VANDERBILT GOLD CORPORATION
                Consolidated Statements of Shareholders' Equity
             For the years ended December 31, 1995, 1994, and 1993
                      In Thousands (except share amounts)
                 Common Stock       Preferred       Other    Accumulated
                Shares  Amount        Stock        Capital      Deficit   Total

Balances,
12/31/92        12,481  $  125  $       -        $  22,046   $ (22,182) $  (11)
Net loss             -       -          -                -        (527)   (527)
Sale of shares     740       7          -              126           -     133
Exercise of
 employee options   70       1          -               16           -      17
Common stock
 subscriptions     423       4          -               (2)          -       2
Common stock
 for services    6,038      60          -              925           -     985
Settlement of
 debt            3,806      38          -              571           -     609
Preferred stock
 for services        -       -         148               -           -     148

Balances,
12/31/93        23,558     235         148          23,682     (22,709)  1,356

Net loss             -       -           -               -        (709)   (709)
Sale of shares   3,072      31           -             384           -     415
Conversion of
 preferred shares  967      10        (148)            138           -       -
Common stock
 subscriptions       -       -           -             133           -      133
Common stock
 for services    1,159      11           -             175           -      186
Settlement of debt 220       3           -              32           -       35

Balances,
12/31/94        28,976     290           -          24,544     (23,418)   1,416

Net loss             -       -           -               -        (637)   (637)
Sale of shares   1,317      13           -             183           -     196
Subscribed shares
 issued              -       -           -            (128)          -    (128)
Common stock
 subscriptions       -       -            -             45           -      45
Common stock
 for property     1,800      18           -            320           -      338

Balances
12/31/95         32,093     321            -        24964       (24055)   1,230

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                          VANDERBILT GOLD CORPORATION
                      Consolidated Statements of Cash Flows
             For the years ended December 31, 1995, 1994, and 1993
                                  In Thousands










































1995             1994            1993
Operating activities:
Net(Loss)                          $     (637)      $     (709)     $     (527)
Reconciliation to net cash
 provided (used) for
 operating activities:
   Depreciation, depletion and
     amortization                          63               63             109
Cancellation of debt                       52              (11)           (131)
Accrued reclamation costs                   -               (2)            (44)
Loss on disposal
 of fixed assets                            -                1             166
Deferred sales                              -               13              31
Common shares issued
 for expenses                               -               60              72
Effect of changes in
 working capital items:
Receivables - trade                        84              (86)              -
Receivables - related parties               -              (17)              -
Inventories                                30              (16)              2
Prepaids and other
 assets                                    (1)               2               5
Accounts payable and
 accrued liabilities                      279              373             230

Net cash used by
 operations                              (182)            (329)            (87)

Investing activities

Additions to property,
 plant and equipment                     (421)             (93)              -
Proceeds from asset
 sales                                      -                -               6

Net cash used for
 investing activities                    (421)             (93)              6

Financing activities

Proceeds from sale
 of stock                                 114              548             133
Borrowings                                  -               10              12
Debt repayment                              -              (14)             (8)
Related parties payable -
 decrease                                   -               (5)            (26)
Related parties payable -
 increase                                   -                -               6

Net cash provided by
 financing activities                     114              539             117

Net increase (decrease)
 in cash and equivalents                 (152)             117              36
Cash and equivalents,
 beginning of period                      153               36               -
Cash and equivalents,
 end of period                     $        1      $       153      $       36

Interest paid                               -                1               -
Payment of payables
 with stock                                 -              163           1,082
Payment of payables
 with stock - related parties               -                 -              6
Purchase mineral property
 with stock                             1,800                 -              -
Payment of note payable
 with stock                                 -                10            400
Payment of payables
 with preferred stock                       -                 -            100
Payment of payables
 with preferred stock - related parties     -                 -             48

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                          VANDERBILT GOLD CORPORATION
                          Notes to FinancialStatements

GENERAL

Vanderbilt Gold Corporation ("VGC" or the "Company") is a gold exploration and development company based in Las Vegas, Nevada, with properties in California and Mexico. The property in California has been placed on stand by and the properties in Mexico are awaiting development and/or exploration. The emphasis of the Company has been on developing its properties in Mexico and reopening its Morning Star Mine in California.

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

2.SIGNIFICANT ACCOUNTING POLICIES

The Company's consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A summary of the Company's significant accounting policies follows:

Consolidation

The consolidated financial statements include the Company, its subsidiaries and their undivided interests in joint ventures after elimination of intercompany accounts. Undivided interests in joint ventures are reported using pro-rata consolidation which includes the Company's proportionate share of assets, liabilities, income and expenses. Investments in less than fifty percent owned entities over which the Company exercises significant influence are reported using the equity method of accounting.

Inventories

Inventories of ores (on the heap leach pad) and precious metals in process are valued at the lower of average cost or market. Ore inventories include direct production costs, allocable operating overhead and allocable depreciation and amortization. Materials and supplies are stated at the lower of cost, using the first-in, first-out method, or market.

Mineral Properties and Mine Development Costs

Mineral property acquisition costs are capitalized. Mine development costs, including those incurred in advance of commercial production and those incurred to expand capacity of existing mines, are capitalized. Mine development costs incurred to maintain production at existing mines are expensed as incurred. Depletion and amortization related to capitalized mineral properties and mine development costs is computed using the units-of-production method based on proven and probable reserves.

Plant, Equipment, and Capitalized Interest

Plant, equipment, and capitalized interest are recorded at cost. Depreciation of plant and equipment is computed using straight-line over the estimated lives of the assets (three to ten year.) Costs of normal maintenance and repairs are expensed as incurred.

Exploration Costs

Exploration costs and costs of carrying and retaining undeveloped properties are charged against income as incurred.

Reclamation Costs

Costs expected to be incurred for reclamation are estimated using current environmental and regulatory requirements and are expensed over the estimated life of the property, principally using the units-of- production.

Accounting for Income Taxes

The Company uses an asset and liability approach for financial accounting and reporting for income taxes. If the required accounting results in a net deferred asset, some or all of which may not be realized, the Company establishes a valuation allowance to reduce the net asset.

Property Evaluation

Recoverability of investments in mineral properties and related plant and equipment is periodically evaluated. The Company evaluates operating properties utilizing estimated future cash flows from proven and probable reserves based on current and projected estimates of production and reclamation costs and metals prices, and capital requirements. Evaluation of non-operating properties incorporates the use of estimates of expected development costs of known mineralization, costs to hold the property, future capital cost estimates to bring the property into production and expected production costs and metals prices. Future costs and metals prices are estimated using historical and current information as a basis for the projections. Investments in mineral properties in excess of expected future net cash flows that are deemed to be other than temporary are written off when that determination is made. Properties which have not been explored or evaluated sufficiently to determine whether development of the property, a write-down is recorded to reflect management's best estimate of the net realizable value of the assets and an accrual for estimated reclamation and closure costs is recorded.

Cash Equivalents

Cash equivalents include all highly liquid investments with a maturity of three months or less at the date of purchase.

Deferred Financing Costs

Costs incurred in obtaining financing through the issuance of promissory notes are amortized and expensed over the life of the note. The unamortized portion of deferred financing costs for convertible promissory notes that are converted into common stock are charged to contributed capital. Costs incurred to issue common stock through private placements are charged to other capital.

Foreign Currency

The US dollar is the Company's functional and reporting currency. All significant transactions of foreign subsidiaries are recorded in US dollars and accordingly, the resulting foreign exchange gains and losses, if any, are immaterial.

Net Income (Loss) Per Share

The number of shares used to calculate per share information for the periods presented are based on the weighted average number of common shares and common share equivalents outstanding during each period.

Reclassifications

Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform to the current period financial statement presentation. Such reclassifications have had no impact on the amount of net loss(es) reported.

3. RELATED PARTY TRANSACTIONS:

The Company entered into a Gold Loan in November, 1990 with Brenda, Inc. It borrowed 653 ounces of gold which were simultaneously sold at $383.10 per ounce and the Company received the proceeds of $250,164.30. Under the terms of the Loan Agreement and the related Security Agreement, the loan bears interest, payable monthly, of 3.53% per annum on the outstanding dollar value of the unpaid gold ounces computed daily using the London afternoon fixing price. The Loan Agreement provides for repayment by the Company delivering 100 ounces of gold to Brenda Inc. each month from January to April, 1991, 125 ounces in May, 1991, and 128 ounces in June, 1991. Virtually all of the Company's assets are pledged as collateral for this loan under the Security Agreement until the loan is paid in full. At December 31, 1994, 1993 and 1992, 100 ounces remained undelivered. The President engaged in financial transactions with the Company during 1995, 1994 and 1993. Following is a summary of the financial transactions between the Company and this related party:

                                            1995           1994          1993
Loan balance, beginning of year       $  (17,000) $       5,000  $     74,000
Additional loans during the year               -         21,000         6,000
Transfer of accounts payable balance      17,000              -         2,000
Expense reports submitted                      -          3,000         9,000
Cash repayments                                -        (46,000)      (26,000)
Exercise of employee stock options             -              -       (12,000)
Repayment of loan with Series A
 Preferred Stock                               -              -       (48,000)
Repayment of loan with Common Stock,           -              -             -

Loan (Receivable) balance, end of year, $      0  $     (17,000) $      5,000

4.PROPERTY, PLANT, EQUIPMENT AND MINING PROPERTIES - NET:

Property, plant, equipment and mining properties, accumulated depreciation and amortization and range of estimated lives as of December 31, 1995 and 1994 are as follows (in thousands):

                               Lives                   1995              1994

                             Units of
Minig properties            production             $  8,501         $   8,019
Plant and equipment            5-10                   1,080             1,050

                                                      9,581             9,069
Less:  Accumulated depreciation and
Amortization                                         (6,974)           (6,910)

Net property, plant and equipment                 $   2,607         $   2,159

5.INVENTORIES:

Inventories at December 31, consist of the following (in thousands):

                                                       1995              1994

Ore (on Heap Leach Pad and in process)                  835               856
Materials and supplies                                    2                11

Total                                            $      837         $     867

Management believes that 2,372 ounces of gold remains in the heap leach pad at December 31, 199 and that they are recoverable over a several year period, depending upon the level of mine and refinery operations.

6.INCOME TAXES:

The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109 effective January 1, 1993. Adoption of SFAS No. 109 had no material impact upon the financial statements of the Company. The Company has no computable material timing differences for any items of income or deductions for 1995, 1994 or 1993 which could give rise to any material deferred income taxes. The Company has available at December 31, 1995, estimated federal net operating loss carry forwards of approximately $13,000,000 which expire in varying amounts between 1997 and 2010. It also has net investment tax credits of $23,000 which expire in varying amounts between the years 1995 and 2004. A write off of the Mine Lease Intangible in the amount of $6,154,000 which the Company recorded in 1990 is not a deduction for income tax purposes until the Company has ceased operations at, disposed of the Morning Star Mine or recorded amortization for tax purposes which fully expenses the remaining balance.

7.RENTAL EXPENSE AND LEASE COMMITMENTS:

Morning Star Mine

The Company leases six unpatented lode mining claims from unrelated parties. The lease commenced on October 24, 1973, and was scheduled to expire in October of 1993; however, the lease provides that it will continue so long as the lessee is conducting exploration, development or mining operations on the property. The Company is obligated to pay a monthly royalty equal to the greater of $1,000 or 5% of the net smelter receipts. The Company was obligated for the payment of royalties of $12,000 for each of 1995, 1994 and 1993. Vanderbilt may cancel this lease at its option.

Office Lease

The Company rents its principal offices on Wynn Road in Las Vegas, Nevada, on a month to month basis at $770 per month, with the last month's rent prepaid.

8.STOCK OPTIONS:

Incentive Stock Option Plans:

At the Annual Meeting of Stockholders held on June 6, 1989, the Stockholders approved the Company's 1989 Stock Option Plan. This plan provides for the discretionary grant of up to 500,000 shares of the Company's common stock as incentive stock options to officers and other key employees and for the automatic grant of certain non-qualified stock options to non-employee directors. At the Annual Meeting of Shareholders held on June 16, 1994, the Stockholders approved amending the 1989 Stock Option Plan to authorize the eligibility of certain consultants to be granted options and to increase the number of shares available for grant under the Plan from 500,000 to 1,000,000 shares of Common Stock. The 1989 Stock Option Plan transactions during 1995, 1994 and 1993 are shown below:

Number of Shares                         1995             1994            1993

Balance at January 1:                 725,000          102,000         174,500
  Authorized increase in shares             -          500,000               -
  Options granted                     100,000          645,000           5,000
  Options exercised                     -               -              (70,000)
  Average price                         -               -                $0.24
  Options lapsed or terminated        330,000          (22,000)         (7,500)

At December 31:
  Options outstanding                 495,000          725,000         102,000
  Average price                         $0.23            $0.25           $0.64
  Options available for grant         505,000          275,000         398,000

Outstanding options in the amount of 395,000 expire in 1995 and 100,000 expire in 2000.

9.FINANCIAL INSTRUMENTS

The carrying and fair value of the Company's financial instruments at December 31, 1995 were as follows:

                               Carrying Value       Fair Value

Cash equivalents                         $  1             $  1
Receivable                               $ 25             $ 25
Long-term debt                           $ 45             $ 45

9.DEFERRED REVENUE - GOLD SALES:

The Company entered into forward gold sale arrangements with four parties between June and August, 1990. Under the arrangements, the company agreed to deliver a total of 900 ounces of gold on varying delivery dates commencing in
December, 1990 through March, 1991.   The Company received a total of $266,500
(average price per ounce $296.11) in cash proceeds at the time the contracts were entered into. Between October, 1991 and April, 1994, three of the parties agreed to accept common shares as payment in lieu of gold delivery.. As part of the debt restructuring in 1994, $25,000 (85 ounces) of these contracts was settled with 156,875 common shares (at $0.16 per share). As a part of the debt restructuring in 1993, the Company was able to settle $118,000 of these contracts (400 ounces) for 933,000 shares of common stock at $0.16 per share. During 1994, the Company entered into a gold contract with an unrelated party wherein the Company sold 166.66 ounces of gold at $300.00 per ounce under a delivery schedule projected to commence in November 1994 and conclude by November 1995. The Company guaranteed the buyer a minimum 10% return should the price of gold at the dates of delivery be below $330.00 per ounce. The Company received $50,000 in proceeds at the effective date of the contract. This contract has been extended until November 1996.

10.PREFERRED STOCK:

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

11.CONTINGENCIES:

In September and October, 1992, a misdemeanor jury trial was held in San Bernardino County (California) Municipal Court, which resulted in ten guilty verdicts against Vanderbilt and ten guilty verdicts against its President, Mr. John F. Jordan, Jr., for environmental violations. These verdicts resulted in fines totaling $90,000 for each (grand total $180,000). The Company and Mr. Jordan have filed an appeal to an Appellate Panel in the Superior Court of San Bernardino County against each of the ten misdemeanor convictions. It would be premature to attempt to predict the eventual outcome of the Company's appeal. A provision for the Company's fine was recorded in the 1992 financial statements. In April, 1993, the Bureau of Land Management (BLM) served Vanderbilt with a request that the Morning Star Mine "Plan of Operation" be amended. A "Plan of Operation" filed with the BLM is, in effect, a permit to operate the mine which is located on public land. Vanderbilt has filed a "Revised Plan of Operation" to the BLM pursuant to their request. Like other companies, Vanderbilt is subject to the existing and evolving standards relating to the protection of the environment. It has established a reserve for reclamation for those costs it can estimate that it will probably incur when the operations at the Mine finally cease. However, Vanderbilt is subject to contingencies as a result of changing environmental laws and regulations. The related future cost is indeterminable due to such factors as the unknown timing and extent of corrective actions which may be required and due to the application of joint and several liability. Vanderbilt believes that those costs will not have a material adverse effect on its operations or financial position.

In January, 1995, the Company entered into an agreement with Rosarence wherein the Company will fund certain development and exploration activities to be performed by Rosarence on a 67,000 acre concession, known as La Sierra, located near Palmar, State of Durango, Mexico. In September, 1995, the Company exercised its option to acquire the concession, and all of the outstanding shares of Rosarence. All payments, which consisted of 1.8 million common shares of Vanderbilt plus $200,000, have been made with the exception of two quarterly payments of $30,000 each which are due and payable in 1996. The shares of Vanderbilt must be traded at a price equal to $1.00 (median of Bid and Ask quotes) for a 15 day period by September 27, 1996 or the difference between the actual traded price and $1.00 will be paid by the Company in either cash or stock with a value equal to the difference. The manner of payment is at the discretion of the former owners of Rosarence. The amount of any future payments, if any, are not determinable at this time.

On December 22, 1995 Vanderbilt entered into a joint venture with Cosalteca, Guardian and Viscount relating to Cosalteca's 12,000 acre Las Coloradas concession group in the Sierra Madre mining district. The agreement requires Vanderbilt to issue to Cosalteca 700,000 common shares as its initial contribution to earn a 17.15% interest in the joint venture. The shares of the Company were not issued as of December 31, 1995. The company holds a two year option to increase its interest to at least 42.65%. The shares of Vanderbilt must be traded at a price equal to $1.00 (median of Bid and Ask quotes) for a 15 day period by February 22, 1997 or the difference between the actual traded price and $1.00 will be paid by the Company in either cash or stock with a value equal to the difference. The manner of payment is at the discretion Cosalteca. The amount of any future payments, if any, are not determinable at this time.

12.SUPPLEMENTARY MINERAL RESERVE INFORMATION (unaudited):

An ore reserve report was prepared by independent geotechnical consultants, Exploration & Development Associates, Inc. and Geomath, Inc. based upon data developed from drilling performed between 1984 and 1987. As of December 1995, the proven reserves consisted of 3,517,617 tons of ore averaging .058 ounces of gold per ton; proven and probable reserves consisted of 6,455,617 tons of .048 ounces of gold per ton or ore. A proposed modification to the recovery facilities will be sufficient to produce between 1,000 and 2,000 ounces of gold per month when the equipment and modifications are completed and placed in service.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.   Directors and Executive Officers of the Company

The following table sets forth certain information about the executive officers and directors of Vanderbilt as of December 31, 1994:

Name                         Age       Position with Vanderbilt
Tom D. Scott                  67       Chairman of the Board of Directors since
                                       June 1994; President and Chairman of the
                                       Board of Directors form 1980-1987;
                                       Director 1971-1987, 1994- Present
Keith Fegert                  34       President and Treasurer since July 1995;
                                       Director since 1994
Howard T. Urband              64       Vice President, Secretary, and Director;
                                       Vice President since 1989;Secretary
                                       since 1990; Director since 1989
Ted E. Slanker                77       Director since 1974
Bernard O. Brynelsen          84       Director since 1984
Barry L. Adams                34       Director since 1994

Tom D. Scott is a regional director of Document, Inc., a manufacturer of electronic financial document delivery systems.

Howard T. Urband was President and director of Heavy Metals Development Corporation, a former wholly-owned subsidiary of Vanderbilt Gold Corporation; Vice President then President of Exploration & Development Associates, Inc., (mining consultants) from 1980-1988; Exploration Manager and Mine Geologist since 1957.

Ted E. Slanker was a director of Heavy Metals Development Corporation, a former wholly-owned subsidiary of Vanderbilt Gold Corporation until it became inactive in 1991; manages his own investments.

Bernard O. Brynelsen is a former director of several mining companies including Brenda Mines, Ltd., Viceroy Resource Company and Forester Resource, Inc. He has been a director of Vanderbilt since December 1984 and has been a mining engineer for 48 years.

Barry L. Adams is an attorney at law in private practice in California specializing in environmental and solid waste issues, general business and real estate law. He was formerly associated with the Environmental Department of the Pacific Legal Foundation.

Keith W. Fegert former general manager of Target Construction Company and SanRoc, Inc. (mining and construction contractors). Over thirteen years experience in the mining industry as Operations Manager and Controller; including experience in project financing, financial controls, and contract negotiations.

Item 11.  Executive Compensation

The following table sets forth the cash compensation paid to the Company's Executive Officers for the fiscal year ended December 31, 1995:

                           Summary Compensation Table
Name of Individual Compensated  Year   Capacities Served      Cash Compensation

Keith Fegert                    1995   President and Chief
                                       Financial Officer,               $2,2707
Howard T. Urband                1995   Vice President
                                       and Secretary                     17,956
                                1994                                      2,563
                                1993                                          0
John F. Jordan, Jr.             1995   Former President and
                                       Chief Financial Officer                0
                                1994                                      5,287
                                1993                                          0

Mr. Fegert had no accrued salary for 1995.
Mr. Urband accrued $36,044.41 in salary for 1995.
Mr. Urband accrued $51,437 in salary for 1994.
Mr. Urband accrued $54,000 in salary for 1993.
Mr. Jordan accrued $44,100 in salary for 1994.
Mr. Jordan accrued $58,800 in salary for 1993.

The following table sets forth Company stock options that were granted during 1995 for each named executive.

                     Option/SAR Grants in Last Fiscal Year
                               Individual Grants

                                                           Potential Realizable
          Number of  % of Total                              Value at Assumed
          Securities  Options/                                Annual Rates of
          Underlying    SARs                                   Stock Price
            Option/   Granted to  Exercise                    Appreciation for
             SARS     Employees    or Base                      Option Term*
            Granted   in Fiscal     Price   Expiration
Name          (#)        Year      ($/share)    Date          5%            10%

Keith Fegert   5,000          5       0.16    6/30/00 $    1,022     $    1,288
Barry L. Adams 5,000          5       0.16    6/30/00 $    1,022     $    1,288
H T. Urband   75,000         75       0.16    7/26/00 $   15,315     $   19,328
Ted Slanker    5,000          5       0.16    7/26/00 $    1,022     $    1,288
Tom D. Scott   5,000          5       0.16    6/30/00 $    1,022     $    1,288
B. Brynelsen   5,000          5       0.16    7/26/00 $    1,022     $    1,288

* The dollar amounts under these columns are the result of calculations at 5% and 10% compounded annual rates as set by the Securities and Exchange Commission, and therefore are not intended to forecast future appreciation, if any, in the price of the Company's common stock. The potential realizable values illustrated at 5% and 10% compound annual appreciation assume that the price of the Company's common

The following table sets forth Company Stock Options data including options exercised during 1995 for each named executive:

 Aggregated Option/SAR Exercises in Last Year and Year - End Option SAR/Values
                               (c)              (d)             (e)
                                              Number of
                                              Securities      Value of
                                              Underlying      Unexercised
                                              Unexercised     In-the-Money
                                              Options/SARs at Options/SARs at
                                              FY-End (#)      FY-End ($)
            Shares Acquired Value Realized    Exercisable/    Exerciseable/
Name          On Exercise       ($)           Unexerciseable  Unexerciseable
J. F. Jordan, Jr.
                   none         none              250,000         N/A
Howard T. Urband
                   none         none               75,000         N/A

All securities listed in column (d) are assumed to be exercisable at December 31, 1995.

Notes to table:

Exercise price of $.16; market price at December 31, 1995 $.13 (last trade of 1995).
Does not include any options not covered by the 1989 Stock Option Plan.
None of the Company's options were in-the-money as of December 31, 1995.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of December 31, 1995 certain information concerning the ownership of shares of common stock of the Company by (I) each person who is known by the Company to own of record or beneficially 5% or more of the common stock of the Company, (ii) each director of the Company and (iii) all officers and directors of the Company as a group. As of such date, 32,093,135 shares were issued and outstanding.

All shareholders listed below have sole voting and investment power with respect to their shares except as otherwise noted.

Name and Address of                    Amount and Nature of
Beneficial Owner                       Beneficial Ownership    Percent of Class

Target Construction Inc.               3,750,000               11.7
Holcomb Avenue, #100
Reno, NV 89509

Mother Lode Mining Co., LLC.           1,600.000                5.0
Gamble Oak Circle
Sandy, UT  84092

Compania Minera Rosarence S A De C V   1,800,000                5.6
Carratera Culiacan-Eldorado KM 0.600
Interior 3
Culiacan, Sinaloa, Mexico

Keith W. Fegert                        4,463,382(1)            13.9
Barry L. Adams                           812,851(2)             2.5
John F. Jordan, Jr.                      149,500(3)               *
Howard T. Urband                         233,000(4)               *
Tom D. Scott                             301,613(5)               *
Ted E. Slanker                           107,466(6)               *
Bernard O. Brynelsen                      57,036(6)               *
All officers and Directors (7 Persons) 6,124,848(1)(2)(3)      19.1
                                                (4)(5)(6)
(1) Mr. Fegert disclaims beneficial ownership of 3,526,691 shares. The total shown above includes 10,000 shares issuable upon the exercise of stock options.

(2) Mr. Adams disclaims beneficial ownership of 576,691shares. The total shown above includes 10,000 shares issuable upon the exercise of stock options.

(3) Mr. Jordan shares are held by the Jordan Family Trust.

(4) Includes 225,000 shares issuable upon the exercise of stock options.

(5) Mr. Scott disclaims beneficial ownership of 70,569 shares. The total shown above includes 10,000 shares issuable upon the exercise of stock options.

(6) Includes 10,000 shares issuable upon the exercise of stock options.

*     Less than 1%.

The certificate of incorporation of the Company provides for a classified board of directors. The board is divided into three classes, designated Class I, Class II, and Class III. The directors in Classes I, II, and III were elected to hold office until the annual meetings of shareholders in 1995, 1996 and 1997, respectively.

Nonqualified Stock Option Plan

On March 27, 1987, the shareholders approved the 1986 Nonqualified Stock Option Plan (the "Non- Qualified Plan") under which directors and full-time key employees of the Company and its subsidiaries were eligible to receive non-qualified options to purchase shares of Common Stock at an exercise price not less than 100% of the fair market value of the Common Stock on the date of the option grant and with a term not exceeding ten years. In 1989, the Board of Directors resolved that notwithstanding the terms of the Nonqualified Plan, no non-employee directors of the Company or its subsidiaries will be eligible to participate under the Nonqualified Plan. The administrators of the Nonqualified Plan determined in their sole discretion which officers and other key employees of the Company and its subsidiaries should be granted options under the Nonqualified Plan. A registration statement on Form S-8 was filed with the Securities and Exchange Commission covering the 500,000 shares of Common Stock reserved for issuance under the Nonqualified Plan, and the registration statement became effective September 11, 1987. As of December 31, 1993, there were no outstanding unexercised options under the Nonqualified Plan. The Nonqualified Plan was terminated by the Board Of Directors on April 20, 1994.

Stock Option Plan

On June 6, 1989, the stockholders of the Company approved the 1989 Stock Option Plan (the "1989 Plan") under which full-time officers and key employees of the Company and its subsidiaries are eligible to receive either incentive stock options or nonqualified stock options to purchase shares of Common Stock with terms not exceeding ten years. In addition, the 1989 Plan provides for the automatic grant of non-qualified options to non-employee directors ("Director Option"). All options are granted at exercise prices of not less that 100% of the fair market value of the Common Stock on the date of the grant. A director Option to purchase 5,000 shares (subject to adjustment as provided in the 1989
Plan) shall be granted to each non-employee director automatically as of the last trading day in June immediately following the date of his or her election or reelection through 1998, as the case may be, to the Board of Directors.

A Director Option to purchase 2,500 shares (subject to adjustment as provided in the 1989 Plan) shall be granted automatically to each non-employee director on the last trading day in each June through 1998, except that a non-employee director will not be entitled to receive such annual grant to purchase 2,500 shares in any year during which he or she was elected or reelected, as the case my be, to the Board of Directors and received a Director Option to purchase 5,000 shares as described above. The administrators of the 1989 Plan determine in their sole discretion which officers and other key employees of the Company and its subsidiaries should be granted option under the 1989 Plan.

A registration statement on Form S-8 was filed with the Securities and Exchange Commission covering the 500,000 shares of Common Stock reserved for issuance under the 1989 Plan, and the registration statement became effective on June 29, 1989.

At the annual stockholders' meeting held June 16, 1994, the stockholders approved amendments to the 1989 Stock Option Plan which authorized the eligibility of certain consultants to be granted options under the Plan as may be approved by the Board of Directors and authorized and increase in the number of shares available for grant under the Plan from 500,000 to 1,000,000 shares of Common Stock. As of December 31, 1995, options to purchase 495,000 shares of Common Stock were outstanding. During 1995 options to purchase 100,000 shares were granted and options to purchase 330,000 shares lapsed.

Preferred Stock

On December 30, 1993, the Board of Directors designated 100,000 shares of the Company's 5,000,000 authorized shares of Preferred Stock as Series A Preferred Stock (the "Preferred Stock"). This Preferred Stock is not entitled to receive dividends, has a liquidation preference of $1.00 per share, has the right to share ratable with other shares entitled to liquidation preferences, and has voting rights equal to the number of shares of common stock into which it is convertible. Each share of preferred stock is convertible into 100 shares of common stock, provided that in the event of a change of control each share of Preferred Stock shall be convertible into 1,000 shares of common stock. Change of control means a change of control of the Company not approved by at least 75% of the directors prior to such change of control and includes the acquisition by a single holder or a group acting in concert of such number of share of common stock or other securities of the Company as to permit the holder or affiliated holders to cause the election of a least one third of the directors of the Company.

The Preferred Stock is convertible at the option of the Company until December 21, 1994 and thereafter is convertible at the option of the holders thereof. On December 31, 1993, the directors authorized the issuance of 9,679 shares of Preferred Stock including 3,000 shares of Preferred Stock issued to John F. Jordan, Jr., as trustee of the Jordan Family Trust, in consideration for the cancellation of debt in the amount of $48,000 which Mr. Jordan had loaned to the Company. During 1994, the Board of Directors exercised its option to convert all 9,670 shares of the Preferred Stock into 967,000 shares of the Company's Common Stock.

Director Compensation

The Company has agreed to pay its outside directors $500, plus expenses, for each Board meeting attended. In addition, the outside (non-employee) directors have been granted stock options as discussed above.

Item 13.  Certain Relationships and Related Transactions

The Company entered into a Gold Loan in November, 1990 with Brenda, Inc. It borrowed 653 ounces of gold which were simultaneously sold at $383.10 per ounce and the Company received the proceeds of $250,164,30. Under the terms of the Loan Agreement and the related Security Agreement, the loan bears interest, payable monthly, of 3.53% per annum on the outstanding dollar value of the unpaid gold ounces computed daily using the London afternoon fixing price. The Loan Agreement provides for repayment by the Company delivering 100 ounces of gold to Brenda Inc. each month from January to April, 1991, 125 ounces in May, 1991, and 128 ounces in June, 1991. Virtually all of the Company's assets are pledged as collateral for this loan under the Security Agreement until the loan is paid in full. At December 31, 1995, 1994, and 1993, 100 ounces remained undelivered. Bernard O. Brynelsen, a director of the Company, was the Chairman of the Board of Directors of Brenda Mines Ltd., which is controlled by Brenda, Inc.

John F. Jordan, Jr.(Deceased), the former President and Chief Financial Office of the Company, engaged in financial transactions with the Company during 1995, 1994, and 1993. Following is a summary of the financial transactions between the Company and this related party:

                                         1995             1994            1993
Loan Balance, Beginning of Year       (17,000)           5,000          74,000
Additional Loans During
 the Year                                               21,000           6,000
Transfer of Accounts
 Payable Balance                       17,000                -           2,000
Expense Reports Submitted                   -            3,000           9,000
Cash Repayment                              -          (46,000)        (26,000)
Exercise of Employee
 Stock Options                              -                -         (12,000)
Repayment of Loan with
 Series A Preferred Stock -                 -                -         (48,000)

Loan (Receivable) Balance,
 End of Year                                -          (17,000)          5,000

Mr. Jordan loaned an aggregate of $134,000 (plus $11,000 of expenses and transfer of payable) to the Company and its subsidiaries from January 1, 1990 through December 31, 1991; $19,000 was repaid through December 31, 1991, and $24,875 was applied to the exercise of an employee stock option for 99,500 shares on December 9, 1991. This loan was at 12% interest per annum; $6,000 was repaid by December 31, 1992 and the director received an option to acquire 48,000 shares of common stock (which expired unexercised on August 14, 1993) for waiving interest on the loan. In exchange for waiving interest on his loans to the Company, Mr. Jordan was granted a three year option in July, 1991, to purchase 380,000 shares of common stock at $.25 each; this option expired unexercised in July, 1994.

On December 31, 1993, Mr. Jordan, as trustee of the Jordan Family Trust, was issued 3,00 shares of Series A Preferred Stock in consideration of his cancellation of $28,000 of debt owed by the Company to him which was subsequently converted into 30,000 shares of Common Stock.

PART IV

Item 14. Exhibits, Financial Statements Schedules and Reports on Form 8-k

(a)  (1)        Financial Statements

Refer to Part II, item 8

     (2)        Exhibits

Exhibit 10

No.     Description of exhibit

10.1 Agreement between Vanderbilt and Compania Minera Rosarence S. A. de C. V., dated as of January 13, 1995, concerning a mining concession in the State of Durango, Mexico. (incorporated by reference to Form 8-K filed in 1996).

10.2 Joint Venture Agreement between Vanderbilt Gold Corporation and Cosalteca SA De CV and Guardian Enterprises Ltd. and Consolidated Viscount Resources Ltd., dated as of December 22, 1995, concerning a mining concession in the State of Durango, Mexico. (incorporated by reference to Form 8-K filed in 1996.

10.3 Letter of understanding between Vanderbilt Gold Corporation and Guardian Enterprises Ltd and Consolidated Viscount Resources Ltd., dated as of December 22, 1995, concerning the Morning Star Mine, The La Sierra concession and the Buyout provisions of Cosalteca's interest in the Los Coloradas Joint Venture.

21.1    Subsidiary of registrant

24.1    Consent of Keith J. Rosen, CPA

(b)     Reports filed on Form 8-K

         None

(PAGE>

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 24, 1996.

VANDERBILT GOLD CORPORATION
(Company)

By:     /S Keith Fegert.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

DATED: April 25, 1996
By:  /S Keith Fegert
Director, President and Chief Financial Officer

DATED: April 25, 1996
By:  /S  Howard T. Urband
Vice President and Director

DATED: April 25, 1996
By:  /S  Bernard O. Brynelsen
Director

DATED: April 25, 1996
By:  /S  Ted E. Slanker
Director

DATED: April 25, 1996
By:  /S  Barry L. Adams
Director

DATED: April 25, 1996
By:  /S  Tom D. Scott
Chairman of the Board and Director

                                  EXHIBIT 10-3


Letter of understanding between Vanderbilt Gold Corporation and Guardian Enterprises Ltd and Consolidated Viscount Resources Ltd., dated as of December 22, 1995, concerning the Morning Star Mine, The La Sierra concession and the Buyout provisions of Cosalteca's interest in the Los Coloradas Joint Venture.

                                   letterhead
                          Vanderbilt Gold Corporation
                           4625 Wynn Road, Suite 103
                             Las Vegas NEVADA 89103

                               December 22, 1995

Leonard Harris, President
Guardian Enterprises
Consolidated Viscount Resources
The Marine Building, 830-355 Burrard Street
Vancouver, BC Canada V6C-2G8

Dear Len:

    This Letter of Understanding is made between Vanderbilt Gold Corporation, ("Vanderbilt"), and Consolidated Viscount Resources Ltd., and Guardian Enterprises Ltd. (herinafter collectively referred to as "Guardian") This Letter of Understanding is for the purpose of confirming the relationship between Vanderbilt and Guardian with regard to the Los Coloradas joint venture and relative to potential future joint ventures on the Morningstar Mine in California and the La Sierra Concession in Mexico.

    1. GUARDIAN SHARE TRANSFER. In consideration of the rights granted to Guardian by Vanderbilt, Guardian agrees to provide the sum of $30,000 in tradeable shares directly to Vanderbilt upon execution of this Agreement.

    2. MORNINGSTAR MINE. Vanderbilt grants Guardian the right to enter into a joint venture agreement on the terms previously discussed, including funding of $750,000 for the Morningstar Mine in San Bernardino County, California. Guardian shall have until the end of the third quarter 1996 to "begin to" fund the joint venture.

    3. LA SIERRA CONCESSION. Vanderbilt agrees that it will not enter into a joint venture or other arrangement with any party other than Guardian for a 120 day period from the signing of this letter. Vanderbilt agrees to negotiate with Guardian during that time period regarding a joint venture for the La Sierra Concession in Mexico.

    4. BUYOUT PROVISIONS OF COSALTECA'S INTEREST IN LOS COLORADAS JOINT VENTURE. Either party shall have the right to request a buyout of Cosalteca's 51% interest in the joint venture pursuant to the Joint Venture Agreement. If such a request for buy out is made by either party, the other party shall be entitled to provide funds to acquire a 50% interest in the Cosalteca interest. The parties shall have 60 days to provide the funds necessary for their share of the buy out of Cosalteca's interest. Neither party shall be required to provide the entire 50% interest, the percentage actually obtained by either party shall be in accordance with the percentage of the buyout price that the party contributes.

Page 2
Letter Agreement
Leonard Harris
December 21, 1995

    5. FAILURE TO MEET CASH REQUIREMENTS. If either party fails or is unable to meet cash requirements of the Los Coloradas joint venture when due, the other party shall have the right to contribute said sums on behalf of the defaulting party and obtain an additional interest in the Joint Venture and this Agreement in accordance with said contribution. The change in interest shall be calculated as a function of the percent contributed by the contributing party as compared to the total contributed by both parties up to that point in time.


                                     Sincerely
                                     /S Keith Fegert
                                     Keith W. Fegert
                                     President, Vanderbilt Gold Corp.

                                     Agreed and accepted
Dated: Dec 31, 1995                  By /Leonard Harris
                                     President, Guardian Enterprises Ltd
                                     and Consolidated Viscount
                                     Resources Ltd

                                  EXHIBIT 21.1


SUBSIDIARY OF REGISTRANT

Star Mining Corporation, A Nevada Corporation

                                  EXHIBIT 24.1



               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

    As an independent certified public accountant, I hereby consent to the inclusion in Vanderbilt Gold Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, of my report dated April 18, 1996 on the consolidated statement of operations, changes in shareholders' equity, and cash flows for the three years then ended of Vanderbilt Gold Corporation and Subsidiaries.


    /S Keith J. Rosen
    Keith J. Rosen
    Certified Public Accountant
    Sherman Oaks, California
    April 29, 1996