Form 10-Q
period 1996-03-31
VANDERBILT GOLD CORP
filed 1996-06-24
CIK 102854

                        SECURITIES & EXCHANGE COMMISSION

                             WASHINGTON D. C. 20549
                                    FORM 1O-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934.

                   FOR THE TRANSITION PERIOD FROM ____ TO ___

                           COMMISSION FILE NO. 1-9904

                           VANDERBILT GOLD CORPORATION
             (Exact name of registrant as specified in its charter)


        DELAWARE                                       88-0224117
(State of incorporation)                  (I.R.S. employer identification no.)

4625 WYNN ROAD, SUITE 103, LAS VEGAS, NV                  89103
      (Address of principal offices)                   (Zip code)

                            Telephone: (702) 362-3152


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X      No
   -----       ----.

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PROCEEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by the court.  Yes  X     No
                             ---       ---.

As of March 31, 1996 there were 33,976,655 shares outstanding.

                           VANDERBILT GOLD CORPORATION
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                            MARCH  31, 1996 AND 1995


IN THOUSANDS                                    MARCH 31,        DECEMBER 31,
                                                  1996              1995
                                                --------         -----------
                                    ASSETS
Current Assets
  Cash and cash equivalents                      $     1             $     1
  Accounts receivable - Trade                          2                   2
  Employee advances receivable                        24                  23
  Inventories                                        837                 837
  Prepaid and other assets                            10                   6
                                              ----------          ----------
    Total Current Assets                             874                 869
                                              ----------          ----------
Property, Plant and Equipment                      2,724               2,607
                                              ----------          ----------

Total Assets                                  $    3,598            $  3,476
                                              ----------          ----------
                                              ----------          ----------


                             LIABILITIES AND EQUITY

Current Liabilities
  Accounts payable                           $     1,227          $    1,202
  Accrued expenses                                   172                 171
  Accounts payable - Related parties                  74                  67
  Accrued payroll                                    516                 505
  Notes payable - Other                               62                 123
  Deferred revenue - Gold sales                       95                  95
  Gold loan payable                                   38                  38
                                              ----------          ----------
    Total Current Liabilities                      2,184               2,201
                                              ----------          ----------
Long Term Liabilities                                 45                  45
                                              ----------          ----------
Stockholder's Equity: (shares in 000's)
  Capital stock (authorized 45,000,000; issued       340                 321
    33,977 in 1996 and 32,093 in 1995)
  Other capital                                   25,147              24,964
  Accumulated deficit                           (24,118)            (24,055)
                                              ----------          ----------
    Stockholder's Equity                           1,369               1,230
                                              ----------          ----------
Total Liabilities and Equity                  $    3,598          $    3,476
                                              ----------          ----------
                                              ----------          ----------


                           VANDERBILT GOLD CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995


IN THOUSANDS (EXCEPT SHARE AMOUNTS)

                                                     1996               1995
                                                  ----------        ----------
Revenue from Sales:
  Bullion sales                                    $       -         $      15
  Other revenue                                           30                 -
                                                  ----------        ----------
Total Revenue from Sales                                  30                15
                                                  ----------        ----------
Mining Expenses:
  Mine maintenance costs                                  11                78
  Depreciation, depletion and amortization                17                14
  Exploration costs                                        1                80
                                                  ----------        ----------
Total Mining Expenses                                     29               172
General & Administrative                                  64                79
                                                  ----------        ----------
Total Expenses                                            93               251
                                                  ----------        ----------
(Loss) From Operation                                   (63)             (236)
                                                  ----------        ----------
Other Income and Expense:
  Dividend income                                          -                 1
  Interest expense                                         -               (2)
                                                  ----------        ----------
Total Other Income and Expense                             -               (1)
                                                  ----------        ----------

Net Income                                         $    (63)          $  (237)
                                                   ---------         ---------
                                                  ----------         ---------

Net loss per share                                    $0.002             $0.01
                                                  ----------        ----------
                                                  ----------        ----------
Weighted average shares outstanding                   33,066            29,881
                                                  ----------        ----------
                                                  ----------        ----------

                           VANDERBILT GOLD CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995



IN THOUSANDS                                                1996          1995
                                                         -------       -------
OPERATING ACTIVITIES:
Net (Loss)                                                $  (63)       $ (237)
Reconciliation to net cash provided (used) for
 operating activities:
Depreciation, depletion and amortization                      16            14
Receivables - trade                                            -            63
Receivables - related parties                                  1            (3)
Inventories                                                    -            10
Prepaids and other assets                                      5            (2)
Accounts payable and accrued liabilities                      18            44
                                                         -------       -------
Net cash used by operations                                  (23)          111
                                                         -------       -------
INVESTING ACTIVITIES;
Additions to property, plant and equipment                    (-)          (52)
                                                         -------       -------
Net cash used for investing activities                        (-)          (52)
                                                         -------       -------
FINANCING ACTIVITIES
Proceeds from sale of stock                                   23            51
                                                         -------       -------
Net cash provided by financing activities                     23            51
                                                         -------       -------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS               (-)         (112)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                      1           153
CASH AND EQUIVALENTS, END OF PERIOD                      $     1       $    41
                                                         -------       -------
                                                         -------       -------
Interest paid                                                  -             -
Payment of payables with stock                                12             -
Purchase mineral property with stock                         131             -


VANDERBILT GOLD CORPORATION
Notes to Consolidated Financial Statements

NOTE 1: INTERIM FINANCIAL STATEMENTS

The accompanying consolidated interim financial statements have not been audited. In the opinion of the Company's management, the interim financial statements include all adjustments necessary for the fair presentation of the results for the interim periods. These adjustments are of a normal recurring nature. The financial statements, prepared in accordance with the regulations of the Securities and Exchange Commission (the "SEC"), should be read in conjunction with the Company's 1995 Annual Report on Form 10-K. Results of operations for the interim periods are not necessarily indicative of results for the full year.

Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of' was issued by the Financial Accounting Standards Board (FASB) in March 1995. SFAS No. 121 requires, for fiscal years beginning after December 15, 1995, that an entity review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and that an impairment loss be recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company adopted SFAS No. 121 effective January 1, 1996. The adoption did not have an effect on the Company's financial position or results of operations.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation,' ("SFAS No. 1231 was issued by the Financial Accounting Standards Board in October 1995. SFAS No. 123 establishes, for fiscal years beginning after December 15, 1995, financial and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages, but does not require, the adoption of a fair-value-based method of accounting for such plans, in place of current accounting standards. Companies electing to continue their existing accounting method must make pro forma disclosures of net income as if the fair-value-based method of accounting had been applied. The Company has elected to continue with its existing accounting method and in accordance with SFAS No. 123, will have pro forma disclosures of net income in its financial statements for the year ending December 31, 1996.

NOTE 2. PROPERTY, PLANT, EQUIPMENT AND MINING PROPERTIES - NET:


Property, plant, equipment and mining properties, accumulated depreciation and amortization and range of estimated lives as of March 31, 1996 and December 31, 1995 are as follows (in thousands):

                                        Lives           1996          1995
                                        -----           ----          -----
                                      Units of
Mining properties                   production       $  8,633       $  8,501
Plant and equipment                 5-10                1,082          1,080
                                                     --------       --------
                                                        9,715          9,581

Less:  Accumulated depreciation and amortization       (6,991)        (6,974)
                                                     --------       --------

Net property, plant and equipment                    $  2,724       $  2,607
                                                     --------       --------
                                                     --------       --------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The company has focused its efforts on bringing the Los Coloradas mine into production in Mexico, and getting the Morning Star Mine ready to resume production by the end of the year. Due to the letter of understanding with Guardian Enterprises Ltd. and Consolidated Viscount Ltd. the company has not entered into any other agreements with other parties on the La Sierra Concession. The company made the second payment on the La Sierra Concession in the first Quarter and has one remaining payment due June 27, 1996.


RESULTS OF OPERATIONS:

Comparison of three months ended March 31, 1996 to three months ended March 31, 1995:

The Company realized a net loss of $63,000 ($0.002 per share) for the three months ended March 31, 1996 which is $174,000 less than the $237,000 ($0.01 per share) net loss for the three months ended March 31, 1995. The quarterly loss for 1995 reflect that the Company was concentrating on reclamation and remediation activities at the Morning Star Mine ("Mine") during year 1995. The 1996 loss reflects the carrying cost of the Morning Star Mine and the ongoing administrative costs. The Company spent $1,000 on exploration expenses during the quarter ended March 31, 1996 on concessions in Mexico contrasted to $80,000 exploration expenditures during the same period in 1995. The Company received $30,000 payment from a joint venture partner as an option payment.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's net working capital deficit increased by $611,000 over that of March 31, 1995. During the three months ended March 31,1996 operating losses and additions to property were funded primarily through issuance of stock for cash and property.

The company has sustained recurring losses from operations and has a significant working capital deficit. Although the Company raised equity capital from private placements in 1996, due to the uncertainties regarding its ability to develop and attain profitable operations and raise capital in the future, there can be no assurance of the Company's ability to continue as a going concern.

PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS.

A lawsuit was filed in the Superior Court of the State of California in and for the County of Santa Barbara against the company entitled Patricia R. Eubank v. Vanderbilt Gold Corp., Case No. SM93578 for moneys alleged to be owing pursuant to a lease under which Vanderbilt was a tenant relating to certain mining claims. Management disputed the contention that moneys were owing due to termination of the lease by the company. However, in order to compromise a disputed claim and to avoid additional attorney's fees and costs, Management has now reached a settlement with Plaintiffs. The terms of the settlement include payment by Vanderbilt of $2,500, issuance of 50,000 shares of common stock, termination of the lease and a full general release of all claims by Plaintiffs and Vanderbilt.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                     VANDERBILT GOLD CORPORATION
                                                              (Registrant)

Dated June 22, 1996
                                                             by /s/ Keith Fegert
                                                                Keith Fegert
                                                             President and Chief
                                                               Financial Officer