Form 10-Q
period 1996-09-30
VANDERBILT GOLD CORP
filed 1997-01-07
CIK 102854

                        SECURITIES & EXCHANGE COMMISSION

                             WASHINGTON D. C. 20549
                                    FORM 1O-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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
Yes X      No    .
   ---        ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PROCEEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by the court.  Yes X No    .
                            ---   ---

As of October 31, 1996 there were 34,282,322 shares outstanding.

                           VANDERBILT GOLD CORPORATION

                                      Index

                                                                         Page No

Part I - Financial Information

Item 1. Financial Statements

Consolidated Balance Sheet                                                 3
Consolidated Statement of Operations                                       4
Consolidated Statement of Cash Flows                                       5
Notes to Consolidated Financial Statements                                 6

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                                        7

Part 11 - Other Information

Item 1. Legal Proceedings                                                  8
Signatures                                                                 9

                           VANDERBILT GOLD CORPORATION
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995



IN THOUSANDS                                   SEPTEMBER 30,   DECEMBER 31,
                                                        1996           1995
                                               -------------   ------------
                    ASSETS
                    ------

Current Assets
  Cash and cash equivalents                        $      1        $      1
  Accounts receivable - Trade                             2               2
  Employee advances receivable                           26              23
  Inventories                                           837             837
  Prepaid and other assets                               11               6
                                                   --------        --------

    Total Current Assets                                877             869
                                                   --------        --------

Property, Plant and Equipment                         2,694           2,607
                                                   --------        --------

Total Assets                                       $  3,571        $  3,476
                                                   --------        --------
                                                   --------        --------


           LIABILITIES AND EQUITY
           ----------------------

Current Liabilities
  Accounts payable                                 $  1,284        $  1,202
  Accrued expenses                                      136             171
  Accounts payable - Related parties                    176              67
  Accrued payroll                                       546             505
  Notes payable - Other                                  33             123
  Deferred revenue - Gold sales                          95              95
  Gold loan payable                                      38              38
                                                   --------        --------

    Total Current Liabilities                         2,308           2,201
                                                   --------        --------

Long Term Liabilities                                    45              45
                                                   --------        --------

Stockholder's Equity: (shares in 000's)
  Capital stock (authorized 45,000,000;
  issued 34,282 in 1996 and 32,093 in 1995)             343             321
  Other capital                                      25,225          24,964
  Accumulated deficit                               (24,350)        (24,055)
                                                   --------        --------
    Stockholder's Equity                              1,218           1,230
                                                   --------        --------

Total Liabilities and Equity                       $  3,571        $  3,476
                                                   --------        --------
                                                   --------        --------

                           VANDERBILT GOLD CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995



IN THOUSANDS (EXCEPT SHARE AMOUNTS)

                                                       1996            1995
                                                   --------        --------
Revenue from Sales:
  Bullion sales                                    $      -        $     29
  Other revenue                                          32               -
                                                   --------        --------

Total Revenue from Sales                                 32              29
                                                   --------        --------

Mining Expenses:
  Mine maintenance costs                                 25             170
  Depreciation, depletion and amortization               50              48
  Exploration costs                                      16             113
                                                   --------        --------

Total Mining Expenses                                    91             331
General & Administrative                                291             224
                                                   --------        --------

Total Expenses                                          382             555
                                                   --------        --------

(Loss) From Operation                                 (350)           (526)
                                                   --------        --------

Other Income and Expense:
  Debt cancellation income                               56              53
  Dividend income                                         -               1
  Interest expense                                        1              10
                                                   --------        --------

Total Other Income and Expense                           55              44
                                                   --------        --------

Net (Loss)                                         $   (295)       $   (482)
                                                   --------        --------
                                                   --------        --------

Net loss per share                                    $0.01           $0.02
                                                   --------        --------
                                                   --------        --------

Weighted average shares outstanding                  34,033          30,116
                                                   --------        --------
                                                   --------        --------

                           VANDERBILT GOLD CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995



IN THOUSANDS (EXCEPT SHARE AMOUNTS)

                                                       1996            1995
                                                   --------        --------
Revenue from Sales:
  Bullion sales                                    $      -        $      -
  Other revenue                                           2               -
                                                   --------        --------

Total Revenue from Sales                                  2               -
                                                   --------        --------

 Mining Expenses:
  Mine maintenance costs                                  4              25
  Depreciation, depletion and amortization               17              16
  Exploration costs                                      14               6
                                                   --------        --------

Total Mining Expenses                                    35              47
General & Administrative                                 98             101
                                                   --------        --------

Total Expenses                                          133             148
                                                   --------        --------

(Loss) From Operation                                  (131)           (148)
                                                   --------        --------

Other Income and Expense:
  Dividend income                                         -               -
  Interest expense                                        -              (3)
  Debt Cancellation income                                -              53
  Gain (loss) fixed assets                                -               -
  Gain on joint venture sale                              -               -
                                                   --------        --------
Total Other Income and Expense                            -              50
                                                   --------        --------

Net (Loss)                                         $   (131)       $    (98)
                                                   --------        --------
                                                   --------        --------

Net loss per share                                    $0.00           $0.00
                                                   --------        --------
                                                   --------        --------

Weighted average shares outstanding                  34,282          30,711
                                                   --------        --------
                                                   --------        --------

                           VANDERBILT GOLD CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 31, 1996 AND 1995

IN THOUSANDS                                           1996            1995
                                                   --------        --------

OPERATING ACTIVITIES:
Net (Loss)                                         $   (295)       $   (482)
Reconciliation to net cash provided (used) for
operating activities:
Depreciation, depletion and amortization                 50              48
Receivables - trade                                       -              66
Receivables - related parties                            (3)              -
Inventories                                               -              29
Prepaids and other assets                                (5)             (5)
Accounts payable and accrued liabilities                107             156
                                                   --------        --------

Net cash used by operations                            (146)            188
                                                   --------        --------

INVESTING ACTIVITIES;
Additions to property, plant and equipment               (3)            (57)
                                                   --------        --------

Net cash used for investing activities                   (3)            (57)
                                                   --------        --------

FINANCING ACTIVITIES
Increase in amounts due related parties                   -               5
Proceeds from sale of stock                             149              89
                                                   --------        --------

Net cash provided by financing activities               149              94
                                                   --------        --------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS           -            (151)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                 1             153
CASH AND EQUIVALENTS, END OF PERIOD                $      1        $      2
                                                   --------        --------
                                                   --------        --------

Interest paid                                             -               -
Payment of payables with stock                           10               -
Purchase mineral property with stock                    131               -

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

NOTE 2. PROPERTY, PLANT, EQUIPMENT AND MINING PROPERTIES - NET:

Property, plant, equipment and mining properties, accumulated depreciation and amortization and range of estimated lives as of March31, 1996 and December 31, 1995 are as follows (in thousands):


                                              Lives            1996        1995
                                              -----            ----        ----

                                              Units of
Mining properties                             production   $  8,633    $  8,501
Plant and equipment                           5-10            1,084       1,080
                                                           --------    --------
                                                              9,717       9,581

Less:  Accumulated depreciation and
amortization                                                 (7,023)     (6,974)
                                                           --------    --------

Net property, plant and equipment                          $  2,694    $  2,607
                                                           --------    --------
                                                           --------    --------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
The company has focused its efforts on bringing the Los Coloradas mine into production in Mexico, and getting the Morning Star Mine ready to resume production. The letter of understanding with Guardian Enterprises Ltd. and Consolidated Viscount Ltd. the company has expired and the company has not entered into any other agreements with other parties on the La Sierra Concession or the Morning Star Mine.


RESULTS OF OPERATIONS:

Comparison of nine months and three months ended September 30, 1996 to nine months and three months ended September 30, 1995:

The Company realized a net loss of $295,000 ($0.002 per share) for the nine months ended September 30, 1996 which is $187,000 less than the $482,000 ($0.01 per share) net loss for the nine months ended September 30, 1995. These losses reflect the facts that the Company was concentrating on reclamation and remediation activities at the Morning Star Mine ("Mine"). The Company spent $16,000 on exploration expenses during the period ended September 30, 1996 on concessions in Mexico contrasted to $113,000 exploration expenditures during the same period in 1995

LIQUIDITY AND CAPITAL RESOURCES:

The Company's net working capital deficit increased by $175,000 over that of September 30, 1995. During the nine months ended September 30,1996 operating losses and additions to property were funded primarily through issuance of stock for cash and property.

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

ITEM 1 LEGAL PROCEEDINGS.  NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                    VANDERBILT GOLD CORPORATION
                                                             (Registrant)

Dated November 14, 1996
                                                          by /s/ Keith Fegert
                                                             Keith Fegert
                                                             President and Chief
                                                             Financial Officer