Form 10-K405
period 1996-12-31
VANDERBILT GOLD CORP
filed 1997-04-15
CIK 102854

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM          TO

                         COMMISSION FILE NUMBER : 1-9904

                           VANDERBILT GOLD CORPORATION
             (Exact name of registrant as specified in its charter)

          DELAWARE                                  88-0224117
(state or other jurisdiction of                   (IRS Employer
Incorporation or organization)                 Identification No.)

4625 WYNN ROAD, SUITE 103, LAS VEGAS NV               89103
(Address of principal executive offices)           (Zip Code)

                                  702-362-3152
                  (Registrant's telephone, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

The aggregate market value of the common stock held by non-affiliates of the Registrant as of March 15, 1997, based upon a price of $0.16 per share, the average of the bid and ask quotations as of such date was $5,817,000. As of March 16, 1997 there were 36,355,625 issued and outstanding shares of common stock of the registrant.

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

The Company, Vanderbilt Gold Corporation, a Delaware corporation ("Company" or "Vanderbilt"), is in the business of acquiring, developing, and producing precious metals properties. The Company has one wholly-owned subsidiary, Star Mining Corporation, a Nevada Corporation. Vanderbilt and its subsidiary are hereinafter referred to as "Vanderbilt".

Vanderbilt is engaged in the mining business, primarily in the Western United States and Mexico, with its principal operation at the Morning Star Mine ("Morning Star") which is located in San Bernardino County, California. Morning Star is a gold and silver property which has produced significant quantities of these precious metals. Vanderbilt has operated this mine since 1973. (See Item 2 Properties) In January, 1995, the Company signed an Agreement with Compania Minera Rosarence S. A. de C.V. ("Rosarence"), a Mexican Corporation with headquarters in Culiacan, Sinaloa, Mexico wherein the Company will fund certain development and exploration activities to be performed by Rosarence at a 67,000 acre concession ("La Sierra") in the State of Durango, Mexico. La Sierra has been converted from an "exploration concession" to an "exploitation concession" in order to begin development of one or more of the seven targets that have been identified on the concession. La Sierra when converted to an "Exploitation Concession" will be reduced in size to about 32,000 acres which contains all known mineral prospects. Preliminary sampling has identified gold, silver, and copper potentials. In September, 1995, the Company also exercised its option to acquire the concession and all of the outstanding shares of Rosarence, the payments which consisted of 1.8 million common shares of Vanderbilt plus $200,000 have been made with the exception of one quarterly payment of $30,000, which is due and payable. The agreement also has the provision that the shares will have a stock price equal to $1.00 (median of Bid and Ask quotes) for a 15 day period by March 31, 1997 or the difference between the actual traded price and $1.00 will be paid by the Company in either cash or stock with a value equal to the difference. The manner of payment is at the discretion of the former owners of Rosarence by March 31, 1997. (See Item 2 Properties)

Vanderbilt also holds a 17.15 % interest in Cosalteca SA de CV's ("Cosalteca") 12,000 acre Las Coloradas concession group in the Sierra Madre mining district. Vanderbilt issued to Cosalteca 700,000 common shares as its initial contribution to earn a 17.15% interest in the joint venture. The shares of Vanderbilt must be traded at a price equal to $1.00 (median of Bid and Ask quotes) for a 15 day period by March 31, 1997 or the difference between the actual traded price and $1.00 will be paid by the Company in either cash of stock with a value equal to the difference. The manner of payment is at the discretion of the owners of Cosalteca. The company holds an option to increase its interest to at least
42.65 %. Formerly, the mines and prospects were divided among numerous holdings too small to attract sufficient developmental capital to efficiently develop the district. These have been combined into approximately 12,000 acre concession covering all of the known mines and prospects as well as the structures in which the precious metal mineralization occurs. A mill and ancillary infrastructure is already in place. A new shaft, which will provide the means to mine more efficiently, has already been started. (See Item 2 Properties)

NARRATIVE DESCRIPTION OF BUSINESS

Vanderbilt is an exploration and precious metals mining company. Its business activities include property evaluation, exploration, and if warranted, acquisition, development, construction of facilities, mining, processing, and sale of metal, principally gold and silver in the form of dore. All dore is sold to outside companies for final processing. Vanderbilt may enter into joint ventures or partnerships with other business entities to accomplish these same purposes.

MORNING STAR MINE

Vanderbilt acquired mining rights to the Morning Star Mine in the early 1970's. In 1979 the Company began production of gold and silver through expanded underground workings. The ore was processed at a mill owned by Vanderbilt located about 17 miles from the mine site. During late 1984, the Mornings Star was converted to an open pit operation and the ore was processed by heap leaching commencing in 1985. In June, 1987, Management decided to add a fine crushing plant to the facility in order to increase gold recovery rates.


In March, 1990 production problems began which resulted in a sharp drop off in the amount of gold and silver being recovered from the ores on the heap leach pads. Management suspended mining operations, except for the crushing of previously mined ore, and concentrated its attention on the gold recovery. The resulting drop in cash flows and liquidity caused the Company to curtail its other activities, lay off personnel, defer payments to vendors, and continue the moratorium on mining activity at Morning Star. Working capital was negative and for two years the Company survived on loans and extensions of credit from the Company's President and others. During the three years ended December 31, 1993, efforts at the Morning Star were directed to reclamation and remediation. During that time, heap leach pad No. 1 was detoxified and final reclamation commenced.

In late 1994 as funds became available, the Morning Star was made ready for increasing levels of operations, equipment was tested and brought on-line, the assay lab was equipped, stocked with supplies and staffed, and the solution in the remaining heap leach pad (No. 2) started through the gold recovery and detoxification system. During 1995, the Company removed about 77 ounces of gold from the carbon recovery tanks and delivered it to market. Reclamation and efforts to secure new funding continued throughout 1996.

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

MAJOR CUSTOMERS

Vanderbilt has sold gold and silver dore produced at the Morning Star Mine to Englehard Industries West, Inc., Gerald Metals, Inc. and G. D. Resources, Inc. Vanderbilt does not believe that the loss of these customers would adversely affect its business since there are several other potential customers for its products. Vanderbilt also may enter into forward sales contracts with gold merchants, users and others.

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

Since the Morning Star has an approved Plan and state water permits, it appears that the mining and processing operations can proceed in accordance with the Company's plans. However, it is not possible at this time to assess the ultimate impact, if any, that the Act will have upon the Company's operations at the Morning Star and the timing of such impact

Compliance with federal, state, and local provisions regarding the discharge of materials and pollutants into the environment, has not materially affected, nor is it expected to materially affect capital expenditures, earnings, or the competitive position of Vanderbilt; although in certain cases Vanderbilt has experienced substantial delays in implementing its mining plans with respect to its mining properties because of the delays inherent in the environmental permitting process.

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

EMPLOYEES

Vanderbilt currently has one (3) employee.

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

WASTE. - May be either an external cutoff grade which refers to the grade of mineralization used to control the external or design limits of an open pit based upon the expected economic parameters of the operation, or an internal cutoff grade which refers to the minimum grade required for blocks of mineralization present within the confines of in open pit to be included in mineral deposit estimates.

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

MORNING STAR MINE

The Morning Star Mine property is located in San Bernardino County, California, approximately 70 miles south of Las Vegas, Nevada. As of the date of this report, Vanderbilt controls a total of 59 unpatented lode claims in the Morning Star area (approximately 1,200 acres). Nearly 124 acres comprise the mine, leach pad, recovery plant, waste dumps and office, assay and maintenance facilities. Access to the property is by paved highway and four miles of gravel road which is maintained by the Company.

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

LA SIERRA CONCESSION, STATE OF DURANGO, MEXICO

In January, 1995, the Company entered into an agreement with Rosarence wherein the Company will fund certain development and exploration activities to be performed by Rosarence on a 67,000 acre concession, known as La Sierra, located near Palmar, State of Durango, Mexico. The Company also acquired a one year option to acquire a specified portion of the La Sierra Concession and the option to acquire all of the outstanding shares of Rosarence at no further cost. The exploration concession granted by the Mexican government in September 23, 1992, specifically mentions that the minerals for which the concession was granted are gold, silver, lead, copper, zinc, tungsten and antimony. Preliminary sampling has definitely identified gold, silver and copper potentials. Later, in 1995, an application was filed to convert the concession to an "Exploration Concession" and reduce the size to about 32,000 acres retaining all known mineral prospects. In September, 1995, the Company exercised its option to acquire the concession, and all of the outstanding shares of Rosarence. All payments, which consisted of
1.8 million common shares of Vanderbilt plus $200,000, have been made with the exception of one quarterly payment of $30,000, which is due. The shares of Vanderbilt must be traded at a price equal to $1.00 (median of Bid and Ask quotes) for a 15 day period by March 31, 1997 or the difference between the actual traded price and $1.00 will be paid by the Company in either cash or stock with a value equal to the difference. The manner of payment is at the discretion of the former owners of Rosarence.

LAS COLORADAS CONCESSIONS, STATE OF DURANGO, MEXICO

On December 22, 1995 Vanderbilt entered into a joint venture with Cosalteca, Guardian and Viscount relating to Cosalteca's 12,000 acre Las Coloradas concession group in the Sierra Madre mining district. The agreement requires Vanderbilt to issue to Cosalteca 700,000 common shares as its initial contribution to earn a 17.15% interest in the joint venture. The company holds an option to increase its interest to at least 42.65% by December 22, 1997. The shares of Vanderbilt must be traded at a price equal to $1.00 (median of Bid and Ask quotes) for a 15 day period by cash or stock with a value equal to the difference. The manner of payment is at the discretion Cosalteca March 31, 1997 or the difference between the actual traded price and $1.00 will be paid by the Company in either cash of stock with a value equal to the difference. The manner of payment is at the discretion of the former owners of Cosalteca.

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

A lawsuit was filed in the Superior Court of the State of California in and for the County of Santa Barbara against the company entitled Patricia R. Eubank v. Vanderbilt Gold Corp., Case No. SM93578 for moneys alleged to be owing pursuant to a lease under which Vanderbilt was a tenant relating to certain mining claims. Management disputed the contention that moneys were owing due to termination of the lease by the company. However, in order to compromise a disputed claim and to avoid additional attorney's fees and costs, Management reached a settlement with Plaintiffs. The terms of the settlement include payment by Vanderbilt of $2,500, issuance of 50,000 shares of common stock, termination of the lease and a full general release of all claims by Plaintiffs and Vanderbilt. All the terms of the settlement have been met except the payment of $2,500, which is due.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the last quarter of the year ended December 31, 1996.

PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common shares are traded upon the NASDAQ Electronic Bulletin Board System. The following table sets forth the range of high and low quarterly closing sales prices for Vanderbilt's common stock for years ended December 31, 1996 and 1995.

                         Years Ended December 31,
1996                         High                Low

First Quarter                1/4                 9/64
Second Quarter               3/8                 9/64
Third Quarter                1/4                 3/16
Fourth Quarter               15/64               3/32


1995                         High                Low

First Quarter                9/32                3/16
Second Quarter               9/32                3/16
Third Quarter                7/32                9/64
Fourth Quarter               9/64                7/64


As of March 16, 1997 there were approximately 3700 identified holders of record of the Company's common stock.

The Company has never declared a dividend and does not anticipate doing so in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data set forth for the years ended December 31, 1996, 1995, 1994, 1993, and 1992 have been derived from the financial statements of the Company but is not covered by the accountant's reports on the financial statements.



                             SELECTED FINANCIAL DATA
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                           YEARS ENDED DECEMBER 31,
                                        1996        1995        1994        1993        1992
Net sales on operating revenues            -          29          14          61         101
Loss from continuing operations          407         680         708         420       1,031
Loss from continuing operations
  per common share                       .01         .02         .03         .03         .08
Net loss                                 352         637         709         527       1,206
Net loss per common share                .01         .02         .03         .03         .09
Extraordinary item:
  gain on sale of investments              -           -           -           -           -
Gain on sale of investments
  per common share                         -           -           -           -           -
Cash dividends declared
  per common share                         -           -           -           -           -

At year end:
Total assets                           3,571       3,476       3,292       3,028       3,280
Long term obligations                     45          45          45          47          91
Working capital (deficit)              (1383)     (1,332)       (698)     (2,330)     (1,624)
Accumulated depreciation and
  amortization                          7040        6974       6,910       6,860       7,572
Shareholders' equity (deficit)          1249       1,230       1,416       1,356         (11)




ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL COMMENTARY
In 1996 Vanderbilt Gold Corporation focused its attention on production at the Las Coloradas mine and acquiring a joint venture partner for development on the La Sierra Concession as well as continuing maintenance of the Morning Star facilities.

The following discussion and analysis should be read in conjunction with the audited financial statements starting at Item 8.

The Morning Star is located in the Ivanpah Valley of San Bernardino County, California. Mining was discontinued in 1990. Vanderbilt plans to reopen the mine as an underground mine using a more efficient and environmentally friendly processing system, to produce about 1,450 ounces per month. The underground phase of mining should be completed in about 28 months after startup, using less than 15% of the reserves. Open pit operations can resume after new permitting is in place.

Vanderbilt Gold Corporation purchased a 100% interest in the 32,000 acre La Sierra exploitation concession in Durango, Mexico. The concession includes at least five high grade but fairly thin gold vein systems which resemble deposits in Grass Valley, California, a large multi - vein quartz tourmaline prospect known as El Rincon, which appears similar to Hemlo in Canada, and a very old bonanza type silver mine known as Chirimoya that was originally mined underground on three levels. Redevelopment began in 1995. Old working faces contained some silver grades exceeding 180 ounces per ton. More work is required to assess the grade and reserve potential of this mine. Vanderbilt ceased development to focus efforts on production on the Las Coloradas concession group.

Vanderbilt also purchased a 17.15% interest in Cosalteca's 12,000 acre Las Coloradas concession group in the Sierra Madre mining district. The company holds an option to increase its interest to at least 42.65%. Formerly, the mines and prospects were divided among numerous holdings too small to attract sufficient developmental capital to efficiently develop the district, These holdings have been combined into a concession group covering all of the known mines and prospects as well as the structures in which the precious metal mineralization occurs. A mill and ancillary infrastructure are already in place. A new shaft is completed to access additional ore pockets. High grade gold ore pockets have been found to contain grades exceeding 3 ounces per ton. Sale of concentrates from this concession is expected to begin in the near future.

RESULTS OF OPERATIONS

The following financial and operational data highlight and summarize the Company's results of operations and financial position, for the periods indicated (in thousands except percentages, per share and per ounce amounts):

                                               YEAR ENDED DECEMBER 31,
                                                        1996     1995     1994
                                                         ----     ----     ----
 Overburden and waste removed (tons)                       0        0        0
 Ore Mined (tons)                                          0        0        0
 Payable Gold (troy ounces):
           Produced                                        0        0        0
           Sold                                            0       77      36*
 Payable Silver (troy ounces):
           Produced                                        0        0        0
           Sold                                            0        0      33*
 Average Realization:
           Gold (per payable ounce)                        0      380     $373
           Silver (per payable ounce)                      0        0     5.16
 Estimated troy ounces of recoverable gold
   remaining on the heap leach pads                    2,372    2,372    2,449
 Operating Loss                                          407      680      708
 Net Loss                                                352      637      709
 Net Cash Used in Operations                             165      182      329
 Net Cash (used in) Provided by Investing Activities     (4)      421     (93)
 Net Cash Provided by Financing Activities               176      114      539
 Loss per Common Share                                   .01      .02      .03
 Total Assets                                          3,571    3,476    3,292
 Total Liabilities                                     2,322    2,246    1,876
 Accumulated Deficit                                  24,407   24,055   23,418
 Shareholders' Equity                                   1249    1,230    1,416
 Working Capital Deficit                              (1383)    1,331      698

*Metals recovered from the spent carbon removed from the recovery tanks.

During 1996, the Company continued general reclamation activities at the Morning Star Mine and raised limited funds through private placements.

The low level of gold production for 1991 through 1995 did not provide the necessary revenues with which the Company could mine any new ore, remove any waste or overburden, or fund day to day operations. Beginning in 1990 and continuing in 1991 and 1992, numerous production difficulties were encountered at the Morning Star Mine, which has been Vanderbilt's principal operating facility. These difficulties resulted in an obvious decline in the amount of gold and silver recovered from the ore on the heap leach pads but continued to consume costs at a high rate. In August, 1990, management suspended mining operations (other than leaching), reduced the workforce and implemented other cost reduction measures. These measures remained in effect through 1994. In 1995, the work to revamp the recovery system to increase overall precious metal recovery and make the entire system more environmentally friendly began. Vanderbilt ceased this work in 1996 to focus attention on the Mexican operations.

LIQUIDITY AND CAPITAL RESOURCES
The Company ended the year of 1996 with a working capital deficit of $1,383,000 as opposed to a year end deficit for 1995 of $1,331,000 and 1994 of $698,000. 1996 saw an increase in overall cash flow of $7,000 as compared to a cash flow decrease of $152,000 for 1995 and a cash flow increase of $117,000 for 1994. The cash and cash equivalent balances at year end 1996 of $8,000 as opposed to $1,000 at year end 1995 is a result of the Company's lack of funding through operations or capital raising efforts.. During 1996 Vanderbilt was able to raise $176,000 as compared to $114,000 in 1995. Current liabilities increased by $76,000 during 1996 due to increases in accounts payable, accrued expenses and short-term borrowings.

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

The Company will, as part of the reclamation program for the Morning Star Mine, commence a program designed to neutralize the leach pad and at the same time extract some of the gold contained on the pad. The Company estimates the first phase of the program will recover approximately 1328 ounces of gold at a cost of $72 per ounce. This first phase should start around June 1, 1997 and be completed in twenty weeks.

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

ENVIRONMENTAL

In 1996, all operating permits were maintained. A county permit, which largely consists of reclamation plans, must be filed with San Bernardino County as the previously held permit has expired. The Company plans to do so as soon as funding for the fees and preparation costs are obtained. Management does not believe that, if properly applied for, the permit will be withheld.

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

CONCLUSION

Vanderbilt Gold Corporation ceased developmental operations on the Morning Star Mine and the La Sierra Concession to focus attention on developmental operations at the Las Coloradas mine. The mine developmental program was scheduled to be completed in 1996, but due to heavy rains during the rainy season and lower than expected ore values from one the developmental working areas prompted a change in the developmental strategy. The current developmental plan is near completion to achieve adequate ore to operate the mill on a continual basis. The Las Coloradas mine is scheduled to have its first sales from processing through the mill in the second quarter of 1997.

NEW ACCOUNTING PRONOUNCEMENTS

"Accounting for the Impairment of Long - Lived Assets and for Long - Lived Assets to Be Disposed Of" ("SFAS No. 121") was issued by the Financial Accounting Standards Board (FASB) in March 1995. SFAS No. 121 requires, for fiscal years beginning after December 15, 1995, that an entity review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and that an impairment loss be recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company adopted SFAS No. 121 effective January 1, 1996. The adoption did not have a material effect on the Company's financial position or results of operations.

"Accounting for Stock-Based Compensation," ("SFAS No. 123") was issued by the Financial Accounting Standards Board in October 1995. SFAS No. 123 establishes financial and reporting standards for stock-based employee compensation plans, which will be effective for the Company's 1996 consolidated financial statements. SFAS No. 123 encourages, but does not require, the adoption of a fair-value-based method of accounting for such plans in place of current accounting standards. Companies electing to continue their existing accounting method must make pro forma disclosures of net income as if the fair-value-based method had been applied. The Company has decided it will adopt the new accounting method.

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

The Company maintains accounting systems, which management believes provide reasonable assurance that financial records are reliable for the purposes of preparing financial statements and the assets are properly safeguarded and accounted for. Underlying the concept of reasonable assurance is the premise that the cost of controls should not be disproportionate as to the benefits expected to be derived from such controls. The Company's internal control structure is reviewed by its audit committee and by the independent auditors in connection with their audit of the Company's consolidated financial statements.


The external auditors conduct an independent audit of the consolidated financial statements in accordance with generally accepted auditing standards in order to express their opinion on these financial statements. These standards require that the external auditors plan and perform the audit to obtain reasonable assurance that the financial statements are free of material misstatement.

The Audit Committee of the Board of Directors, composed entirely of outside directors, corresponds periodically with management and the external auditors to discuss the annual audit, internal control, and financial reporting matters.
The external auditors have direct access to the Audit Committee.


/S Keith Fegert
Keith Fegert
Chief Executive Officer

/S Howard Urband
Howard Urband
Vice President

ITEM 8. FINANCIAL STATEMENTS

                            INDEX TO FINANCIAL STATEMENTS

Independent Auditor's Report                                               F-1

Consolidated Balance Sheets at December 31, 1996 and 1995                  F-2

Consolidated Statements of Operations.                                     F-3

Consolidate Statements of Changes in Shareholders' Equity (Deficit).       F-4

Consolidated Statement of Cash Flows.                                      F-5

Notes to Consolidated Financial Statements.                         F-6 - F-13

                             INDEPENDENT AUDITOR'S REPORT


The Board of Directors
Vanderbilt Gold Corporation

I have audited the accompanying consolidated balance sheets of Vanderbilt Gold Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vanderbilt Gold Corporation and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

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



/S Keith J. Rosen
Keith J. Rosen
Certified Public Accountant
Sherman Oaks,  California
April 14, 1997

                              VANDERBILT GOLD CORPORATION
                             CONSOLIDATED BALANCE SHEETS
                              DECEMBER 31, 1996 AND 1995


IN THOUSANDS                                                    DECEMBER 31,
                                                             1996         1995
                                                            -----        -----

                                     ASSETS
                                     ------
Current Assets
  Cash and cash equivalents                             $      8     $      1
  Accounts receivable - Trade                                  2            2
  Employee advances receivable                                35           23
  Due from related parties                                     1            -
  Inventories                                                837          837
  Prepaid and other assets                                    11            6
                                                         --------     --------

    Total Current Assets                                     894          869
                                                         --------     --------

Property, Plant and Equipment                              2,677        2,607
                                                         --------     --------

Total Assets                                            $  3,571     $  3,476
                                                         --------     --------
                                                         --------     --------


                             LIABILITIES AND EQUITY

Current Liabilities
  Accounts payable                                      $  1,300     $  1,202
  Accrued expenses                                           136          171
  Accounts payable - Related parties                         158           67
  Accrued payroll                                            547          505
  Notes payable - Other                                        3          123
  Deferred revenue - Gold sales                               95           95
  Gold loan payable                                           38           38
                                                         --------     --------

    Total Current Liabilities                              2,277        2,201
                                                         --------     --------

Long Term Liabilities                                         45           45
                                                         --------     --------

Stockholder's Equity                                        1249        1,230
                                                         --------     --------

Total Liabilities and Equity                            $  3,571     $  3,476
                                                         --------     --------
                                                         --------     --------

The accompanying notes are an integral part of the consolidated financial statements.

                             VANDERBILT GOLD CORPORATION
                        Consolidated Statements of Operations
                 For the years ended December 31, 1996, 1995 and 1994


IN THOUSANDS (EXCEPT SHARE AMOUNTS)

                                   1996           1995                1994
                               ---------         ------              -----
Revenue from Sales:
  Bullion sales                  $    -         $   29              $   14
  Other revenue                      36              -                   -
                                 ------         ------              ------

Total Revenue from Sales             36             29                  14
                                 ------         ------              ------

 Mining Expenses:
  Mine maintenance costs             31            153                 215
  Depreciation, depletion
   and amortization                  67             59                  59
  Exploration costs                  16            177                  51
                                 ------         ------              ------

Total Mining Expenses               114            389                 325
General & Administrative            329            320                 397
                                 ------         ------              ------

Total Expenses                      443            709                 722
                                 ------         ------              ------

(Loss) From Operation              (407)          (680)               (708)
                                 ------         ------              ------

Other Income and Expense:
  Dividend income                     -              1                   1
  Interest expense                   (1)           (10)                (37)
  Debt Cancellation income           56             52                  11
  Gain (loss) fixed assets            -              -                  (1)
  Gain on joint venture sale          -              -                  25
                                 ------         ------              ------

Total Other Income and Expense       55             43                  (1)
                                 ------         ------              ------

Net (loss)                       $ (352)        $ (637)             $ (709)
                                 ------         ------              ------
                                 ------         ------              ------
Net (loss) per share             $(0.01)        $(0.03)             $(0.03)
                                 ------         ------              ------
                                 ------         ------              ------

Weighted average shares
  outstanding                    34,072         29,253              25,128
                                 ------         ------              ------
                                 ------         ------              ------

The accompanying notes are an integral part of the consolidated financial statements.

                             VANDERBILT GOLD CORPORATION
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994


IN THOUSANDS (EXCEPT SHARE AMOUNTS)
                                        COMMON STOCK        PREFERRED       OTHER    ACCUMULATED
                                        ------------
                                   SHARES         AMOUNT          STOCK         CAPITAL       DEFICIT          TOTAL
                                   ------         ------          -----         -------       -------          -----
Balances, December 31, 1993        23,558      $     235      $     148      $  23,682     $  (22,709)       $ 1,356
  Net loss                              -              -              -              -           (709)          (709)
  Sale of shares                    3,072             31              -            384              -            415
  Conversion of preferred shares      967             10           (148)           138              -              -
  Common stock subscriptions            -              -              -            133              -            133
  Common stock for services         1,159             11              -            175              -            186
  Settlement of debt                  220              3              -             32              -             35
                                 --------      ---------      ---------      ---------     ----------      ---------
Balances, December 31, 1994        28,976            290              -         24,544        (23,418)         1,416
  Net loss                                                                                       (637)          (637)
  Sale of shares                    1,317             13              -            183            196
  Subscribed shares issued                                                        (128)                         (128)
  Common stock subscriptions                                                                       45             45
  Common stock for property         1,800             18              -            320              -            338
                                 --------      ---------      ---------      ---------     ----------      ---------

Balances, December 31, 1995        32,093            321              -         24,964        (24,055)         1,230

  Net loss                              -              -              -              -           (527)          (527)
  Sale of shares                    1,057             11              -            106              -            117
  Subscribed shares issued              -              -              -            (45)             -            (45)
  Common stock subscriptions            -              -              -            105              -            105
  Common stock for services           431              4              -             59              -             63
  Common stock for property           700              7              -            124              -            131
                                 --------      ---------      ---------      ---------     ----------      ---------
Balances, December 31, 1996        34,281      $     343      $       -      $  25,313     $  (24,407)         $1249
                                 --------      ---------      ---------      ---------     ----------      ---------
                                 --------      ---------      ---------      ---------     ----------      ---------



The accompanying notes are an integral part of the consolidated financial statements.

                             VANDERBILT GOLD CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

IN THOUSANDS                       1996           1995                1994
                                  ------         ------              -----

OPERATING ACTIVITIES:
Net (Loss)                      $  (352)       $  (637)            $  (709)
Reconciliation to net cash
 provided (used) for operating
 activities:
Depreciation, depletion and
 amortization                        66             63                  63
Cancellation of debt                  -              -                 (11)
Accrued reclamation costs             -              -                  (2)
Loss on disposal of
 fixed assets                         -              -                   1
Deferred sales                        -              -                  13
Common shares issued for
 expenses                            63              -                  60
Effect of changes in working
 capital items:
Receivable - trade                    -             84                 (86)
Receivable - related parties        (13)             -                 (17)
Inventories                           -             30                 (16)
Prepaid and other assets             (5)            (1)                  2
Accounts payable and
 accrued liabilities                 76            279                 373
                                -------         ------              ------
Net cash used by operations        (165)          (182)               (329)
                                -------         ------              ------

INVESTING ACTIVITIES;
Additions to property,
 plant and equipment                 (4)          (421)                (93)
Proceeds from asset sales             -              -                   -
                                -------         ------              ------
Net cash used for investing
 activities                          (4)          (421)                (93)
                                -------         ------              ------
FINANCING ACTIVITIES
Proceeds from sale of stock         176            114                 548
Borrowings                            -              -                  10
Debt repayment                        -              -                 (14)
Related parties payable
  - decrease                          -              -                  (5)
                                -------         ------              ------

Net cash provided by
 financing activities               176            114                 539
                                -------         ------              ------

NET INCREASE (DECREASE) IN
 CASH AND EQUIVALENTS                 7           (152)                117
CASH AND EQUIVALENTS,
 BEGINNING OF PERIOD                  1            153                  36
                                -------         ------              ------

CASH AND EQUIVALENTS,
 END OF PERIOD                     $  8           $  1              $  153
                                -------         ------              ------
                                -------         ------              ------

Interest paid                         1              -                   1
Payment of payable with stock         -              -                 163
Purchase mineral property
 with stock                     131,250          1,800                   -
Payment of note payable
 with stock                           -              -                  10

The accompanying notes are an integral part of the consolidated financial statements.

                              VANDERBILT GOLD CORPORATION
                            NOTES TO FINANCIAL STATEMENTS


1. GENERAL

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

2. SIGNIFICANT ACCOUNTING POLICIES

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

Consolidation

The consolidated financial statements include the Company, its subsidiaries and their undivided interests in joint ventures after elimination of inter-company accounts. Undivided interests in joint ventures are reported using pro-rata consolidation which includes the Company's proportionate share of assets, liabilities, income and expenses. Investments in less than fifty percent owned entities over which the Company exercises significant influence are reported using the equity method of accounting.

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

                             VANDERBILT GOLD CORPORATION
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

Reclamation Costs

Costs expected to be incurred for reclamation are estimated using current environmental and regulatory requirements and are expensed over the estimated life of the property, principally using the units-of-production.

Accounting for Income Taxes

The Company uses an asset and liability approach for financial accounting and reporting for income taxes. If the required accounting results in a net deferred asset, some or all of which may not be realized, the Company establishes a valuation allowance to reduce the net asset.

Property Evaluation

Recoverability of investments in mineral properties and related plant and equipment is periodically evaluated. The Company evaluates operating properties utilizing estimated future cash flows from proven and probable reserves based on current and projected estimates of production and reclamation costs and metals prices, and capital requirements. Evaluation of non-operating properties incorporates the use of estimates of expected development costs, costs to hold the property, future capital cost estimates to bring the property into production and expected production costs and metals prices. Future costs and metals prices are estimated using historical and current information as a basis for the projections. Investments in mineral properties in excess of expected future net cash flows that are deemed to be other than temporary are written off when that determination is made. Properties which have not been explored or evaluated sufficiently to determine whether development of the property, a write-down is recorded to reflect management's best estimate of the net realizable value of the assets and an accrual for estimated reclamation and closure costs is recorded.

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

                           VANDERBILT GOLD CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

                                            1995          1994        1993
                                        -----------    ----------  ----------

Loan balance, beginning of year         $  (17,000)    $   5,000   $  74,000
Additional loans during the year                 -        21,000       6,000
Transfer of accounts payable balance        17,000             -       2,000
Expense reports submitted                        -         3,000       9,000
Cash repayments                                  -       (46,000)    (26,000)
Exercise of employee stock options               -             -     (12,000)
Repayment of loan with Series A
  Preferred Stock                                -             -     (48,000)
Repayment of loan with Common Stock              -             -           -
                                        ----------     ---------   ---------

Loan (Receivable) balance, end of year  $        0     $ (17,000)  $   5,000
                                        ----------     ---------   ---------
                                        ----------     ---------   ---------

                           VANDERBILT GOLD CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4. PROPERTY, PLANT, EQUIPMENT AND MINING PROPERTIES - NET:

Property, plant, equipment and mining properties, accumulated depreciation and amortization and range of estimated lives as of December 31, 1996 and 1995 are as follows (in thousands):

                                   Lives              1996           1995
                                   -----            --------       --------
                                   Units of
Mining properties                  production       $  8,631       $  8,501
Plant and equipment                5-10                1,086          1,080
                                                    --------       --------
                                                       9,717          9,581

Less:  Accumulated depreciation and amortization       7,040          6,974
                                                    --------       --------

Net property, plant and equipment                   $  2,677       $  2,607
                                                    --------       --------
                                                    --------       --------

5.INVENTORIES:

Inventories at December 31, consist of the following (in thousands):

                                                        1996        $  1995
                                                      ------        -------

Ore (on Heap Leach Pad and in process)                   835            835
Materials and supplies                                     2              2
                                                      ------        -------

Total                                                 $  837        $   837
                                                      ------        -------
                                                      ------        -------

Management believes that 2,372 ounces of gold remains in the heap leach pad at December 31, 1996 and that they are recoverable over a several year period, depending upon the level of mine and refinery operations.

5. INCOME TAXES:

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

                           VANDERBILT GOLD CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6. RENTAL EXPENSE AND LEASE COMMITMENTS:

Morning Star Mine

The Company leases six unpatented lode mining claims from unrelated parties.
The lease commenced on October 24, 1973, and was scheduled to expire in October of 1993; however, the lease provides that it will continue so long as the lessee is conducting exploration, development or mining operations on the property.
The Company is obligated to pay a monthly royalty equal to the greater of $1,000 or 5% of the net smelter receipts. The Company was obligated for the payment of royalties of $12,000 for each of 1996,1995, 1994 and 1993. Vanderbilt may cancel this lease at its option.

Office Lease

The Company rents its principal offices on Wynn Road in Las Vegas, Nevada, on a month to month basis at $770 per month, with the last month's rent prepaid.

7. STOCK OPTIONS:

Incentive Stock Option Plans:

At the Annual Meeting of Stockholders held on June 6, 1989, the Stockholders approved the Company's 1989 Stock Option Plan. This plan provides for the discretionary grant of up to 500,000 shares of the Company's common stock as incentive stock options to officers and other key employees and for the automatic grant of certain non-qualified stock options to non-employee directors. At the Annual Meeting of Shareholders held on June 16, 1994, the Stockholders approved amending the 1989 Stock Option Plan to authorize the eligibility of certain consultants to be granted options and to increase the number of shares available for grant under the Plan from 500,000 to 1,000,000 shares of Common Stock. The 1989 Stock Option Plan transactions during 1996, 1995 and 1994 are shown below:


Number of Shares                       1996           1995           1994
                                       ----           ----           ----

Balance at January 1:                 495,000        725,000        102,000
  Authorized increase in shares                            -        500,000
  Options granted                      20,000        100,000        645,000
  Options exercised                                        -              -
  Average price                                            -              -
  Options lapsed or terminated              -        330,000         22,000

At December 31:
  Options outstanding                 515,000        495,000        725,000
  Average price                       $  0.16        $  0.23        $  0.25

  Options available for grant         485,000        505,000        275,000

Outstanding options in the amount of 395,000 expire in 1999, 100,000 expire in 2000 and 20,000 in 2001..

                           VANDERBILT GOLD CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

8. FINANCIAL INSTRUMENTS

The carrying and fair value of the Company's financial instruments at December 31, 1995 were as follows:

                                 Carrying Value    Fair Value
                                 --------------    ----------
Cash equivalents                          $ 8            $ 8
Receivable                                $38            $38
Long-term debt                            $45            $45

9. DEFERRED REVENUE - GOLD SALES:

The Company entered into forward gold sale arrangements with four parties between June and August, 1990. Under the arrangements, the company agreed to deliver a total of 900 ounces of gold on varying delivery dates commencing in
December, 1990 through March, 1991.   The Company received a total of $266,500
(average price per ounce $296.11) in cash proceeds at the time the contracts were entered into. Between October, 1991 and April, 1994, three of the parties agreed to accept common shares as payment in lieu of gold delivery. As part of the debt restructuring in 1994, $25,000 (85 ounces) of these contracts was settled with 156,875 common shares (at $0.16 per share). As a part of the debt restructuring in 1993, the Company was able to settle $118,000 of these contracts (400 ounces) for 933,000 shares of common stock at $0.16 per share. During 1994, the Company entered into a gold contract with an unrelated party wherein the Company sold 166.66 ounces of gold at $300.00 per ounce under a delivery schedule projected to commence in November 1994 and conclude by November 1995. The Company guaranteed the buyer a minimum 10% return should the price of gold at the dates of delivery be below $330.00 per ounce. The Company received $50,000 in proceeds at the effective date of the contract. This contract has been extended until November 1997.

10. PREFERRED STOCK:

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

                           VANDERBILT GOLD CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

11. CONTINGENCIES:

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

In January, 1995, the Company entered into an agreement with Rosarence wherein the Company will fund certain development and exploration activities to be performed by Rosarence on a 67,000 acre concession, known as La Sierra, located near Palmar, State of Durango, Mexico. In September, 1995, the Company exercised its option to acquire the concession, and all of the outstanding shares of Rosarence. All payments, which consisted of 1.8 million common shares of Vanderbilt plus $200,000, have been made with the exception of one quarterly payment of $30,000, which is due. The shares of Vanderbilt must be traded at a price equal to $1.00 (median of Bid and Ask quotes) for a 15 day period by March 31, 1997 or the difference between the actual traded price and $1.00 will be paid by the Company in either cash or stock with a value equal to the difference. The manner of payment is at the discretion of the former owners of Rosarence. The amount of any future payments, if any, are not determinable at this time.

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

                           VANDERBILT GOLD CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

12. SUPPLEMENTARY MINERAL RESERVE INFORMATION (UNAUDITED):

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information about the executive officers and directors of Vanderbilt as of December 31, 1994:

Name                  Age        Position with Vanderbilt
----                  ---        ------------------------
Tom D. Scott          67         Chairman of the Board of Directors since June
                                 1994; President and Chairman of the Board of
                                 Directors form 1980-1987; Director 1971-1987,
                                 1994- Present
Keith Fegert          34         President and Treasurer since July
                                 1995;Director since 1994
Howard T. Urband      64         Vice President, Secretary, and Director; Vice
                                 President since 1989; Secretary since 1990;
                                 Director since 1989
Ted E. Slanker        77         Director since 1974
Barry L. Adams        34         Director since 1994

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the cash compensation paid to the Company's Executive Officers for the fiscal year ended December 31, 1995:

                           SUMMARY COMPENSATION TABLE

Name of Individual Compensated  Year   Capacities Served      Cash Compensation
------------------------------  ----   -----------------      -----------------
Keith Fegert                    1996   President and Chief              $18,750
                                1995   Financial Officer                 $2,700
Howard T. Urband                1996   Vice President and               $15,000
                                1995   Secretary                        $17,956
                                1994                                     $2,563
John F. Jordan, Jr.             1996   Former President and                  $0
                                1995   Chief Financial Officer               $0
                                1994                                     $5,287


     Mr. Fegert had no accrued salary for 1995.
     Mr. Urband accrued $ 36,044.41 in salary for 1995.
     Mr. Urband accrued $ 51,437 in salary for 1994.
     Mr. Urband accrued $ 54,000 in salary for 1993.
     Mr. Jordan accrued $ 44,100 in salary for 1994.
     Mr. Jordan accrued $ 58,800 in salary for 1993.

The following table sets forth Company stock options that were granted during 1996 for each named executive.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                INDIVIDUAL GRANTS
                      -------------------------------------

                                                                                     POTENTIAL REALIZABLE
                     NUMBER OF        % OF TOTAL                                       VALUE AT ASSUMED
                    SECURITIES         OPTIONS/                                         ANNUAL RATES OF
                    UNDERLYING           SARS                                             STOCK PRICE
                      OPTION/         GRANTED TO      EXERCISE                         APPRECIATION FOR
                       SARS            EMPLOYEES       OR BASE                           OPTION TERM *
                      GRANTED          IN FISCAL        PRICE       EXPIRATION
NAME                    (#)              YEAR          ($/SH)          DATE            5%            10%
----                ----------        ----------      --------      ----------       -----------------------
Barry L. Adams            5,000                5           0.16        6/30/01       $  1,022       $  1,288
Ted Slanker               5,000                5           0.16        6/30/01       $  1,022       $  1,288
Tom D. Scott              5,000                5           0.16        6/30/01       $  1,022       $  1,288
Bernard Brynelsen         5,000                5           0.16        6/30/01       $  1,022       $  1,288


* The dollar amounts under these columns are the result of calculations at 5% and 10% compounded annual rates as set by the Securities and Exchange Commission, and therefore are not intended to forecast future appreciation, if any, in the price of the Company's common stock. The potential realizable values illustrated at 5% and 10% compound annual appreciation assume that the price of the Company's common

The following table sets forth Company Stock Options data including options exercised during 1996 for each named executive:


  AGGREGATED OPTION/SAR EXERCISES IN LAST YEAR AND YEAR- END OPTION SAR/VALUES
                    (c)                    (d)                      (e)
                                                NUMBER OF
                                                SECURITIES          VALUE OF
                                                UNDERLYING          UNEXERCISED IN-
                                                UNEXERCISED         THE-MONEY
                                                OPTION/SARS AT      OPTIONS/SARS AT
                                                FY-END (#)          FY-END ($)
         SHARES ACQUIRED     VALUE REALIZED     EXERCISABLE/        EXERCISABLE/
NAME     ON EXERCISE (#)     ($)                UNEXERCISABLE       UNEXERCISABLE
----     ---------------     --------------     --------------      ---------------
none     none                none               none                none

Notes to table:

Exercise price of $.16; market price at December 31, 1996 $.13 (last trade of 1996).
Does not include any options not covered by the 1989 Stock Option Plan.
None of the Company's options were in-the-money as of December 31, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of December 31, 1996 certain information concerning the ownership of shares of common stock of the Company by (I) each person who is known by the Company to own of record or beneficially 5% or more of the common stock of the Company, (ii) each director of the Company and (iii) all officers and directors of the Company as a group. As of such date, 32,093,135 shares were issued and outstanding.

All shareholders listed below have sole voting and investment power with respect to their shares except as otherwise noted.

NAME AND ADDRESS OF                     AMOUNT AND NATURE OF
BENEFICIAL OWNER                        BENEFICIAL OWNERSHIP    PERCENT OF CLASS
----------------                        --------------------    ----------------
Target Construction Inc.                3,852,500                   11.2
Holcomb Avenue, #100
Reno, NV 89509
Mother Lode Mining Co., LLC.            1,600,000                   5.0
Gamble Oak Circle
Sandy, UT  84092
Compania Minera Rosarence S A De C V    1,800,000                   5.3
Carratera Culiacan-Eldorado KM 0.600
Interior 3
Culiacan, Sinaloa, Mexico
Keith W. Fegert                         4,463,382(1)                13.0
Barry L. Adams                          817,851(2)                  2.4
John F. Jordan, Jr.                     149,500(3)                  *
Howard T. Urband                        233,000(4)                  *
Tom D. Scott                            306,613(5)                  *
Ted E. Slanker                          112,466(6)                  *
Bernard O. Brynelsen                    62,036(6)                   *
All officers and Directors (7 Persons)  6,144,848(1)(2)(3)(4)(5)(6) 17.9

(1) Mr. Fegert disclaims beneficial ownership of 3,526,691 shares. The total shown above includes 10,000 shares to be issued upon the exercise of stock options.

(2) Mr. Adams disclaims beneficial ownership of 576,691shares. The total shown above includes 15,000 shares to be issued upon the exercise of stock options.

(3) Mr. Jordan shares are held by the Jordan Family Trust.

(4) Includes 225,000 shares issuable upon the exercise of stock options.
(5) Mr. Scott disclaims beneficial ownership of 70,569 shares. The total shown above includes 15,000 shares to be issued upon the exercise of stock options.

(6) Includes 15,000 shares to be issued upon the exercise of stock options.

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

John F. Jordan, Jr.(Deceased), the former President and Chief Financial Office of the Company, engaged in financial transactions with the Company during 1995, 1994, and 1993. Following is a summary of the financial transactions between the Company and this related party:

                                                    1995       1994       1993
                                                   --------   --------  --------
Loan Balance, Beginning of Year                    (17,000)     5,000    74,000
Additional Loans During the Year                               21,000     6,000
Transfer of Accounts Payable Balance                17,000          -     2,000
Expense Reports Submitted                                -      3,000     9,000
Cash Repayment                                           -    (46,000)  (26,000)
Exercise of Employee Stock Options                       -          -   (12,000)
Repayment of Loan with Series A Preferred Stock          -          -   (48,000)
Loan (Receivable) Balance, End of Year                   0    (17,000)     5,00


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
          Refer to Part II, item 8

      (2) Exhibits

Exhibit
No.       Description of exhibit
          None

21.1      Subsidiary of registrant

24.1      Consent of Keith J. Rosen, CPA

(b)       Reports filed on Form 8-K
None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 1996.

VANDERBILT GOLD CORPORATION
(Company)

By:  /S Keith Fegert.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

DATED:    4/14/97             By:  /S Keith Fegert.
                              Director, President and Chief Financial Officer

DATED:    4/14/97             By:  /S  Howard T. Urband
                              Vice President and Director

DATED:    4/14/97             By:  /S  Ted E. Slanker
                              Director

DATED:    4/14/97             By:  /S  Barry L. Adams
                              Director

DATED:    4/14/97             By:  /S  Tom D. Scott
                              Chairman of the Board and Director