Form 10-Q
period 1997-03-31
VANDERBILT GOLD CORP
filed 1997-05-20
CIK 102854

                           SECURITIES & EXCHANGE COMMISSION

                                WASHINGTON D. C. 20549
                                      FORM 1O-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                       OF 1934.

                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
                                          OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                       OF 1934.

                       FOR THE TRANSITION PERIOD FROM       TO
                                                      ----      ----

                              COMMISSION FILE NO. 1-9904

                             VANDERBILT GOLD CORPORATION
                (Exact name of registrant as specified in its charter)


         DELAWARE                                88-0224117
    (State of incorporation)       (I.R.S. employer identification no.)

    4625 WYNN ROAD, SUITE 103, LAS VEGAS, NV             89103
       (Address of principal offices)               (Zip code)

                              Telephone: (702) 362-3152


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X      No.
                                       --     --

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
                                  --   --

As of March 31, 1997 there were 36,137,373 shares outstanding.

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

Part II - Other Information

Item 1. Legal Proceedings                                               8
Signatures                                                              9

                             VANDERBILT GOLD CORPORATION
                       CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                               MARCH  31, 1997 AND 1996



IN THOUSANDS
                                                  MARCH 31,        DECEMBER 31,
                                                       1997                1996
                                               ------------        ------------
                              ASSETS
                              ------
Current Assets
  Cash and cash equivalents                    $          2        $          8
  Accounts receivable - Trade                             2                   2
  Employee advances receivable                           39                  35
Due from related parties                                  1
  Inventories                                           837                 837
  Prepaid and other assets                               10                  11
                                               ------------        ------------

    Total Current Assets                                891                 894
                                               ------------        ------------

Property, Plant and Equipment                         2,671               2,677
                                               ------------        ------------

Total Assets                                   $      3,562        $      3,571
                                               ------------        ------------

                       LIABILITIES AND EQUITY
                       ----------------------

Current Liabilities
  Accounts payable                             $      1,317        $      1,300
  Accrued expenses                                      136                 136
  Accounts payable - Related parties                     47                 158
  Accrued payroll                                       586                 547
  Notes payable - Other                                   2                   3
  Deferred revenue - Gold sales                          95                  95
  Gold loan payable                                      38                  38
                                               ------------        ------------

    Total Current Liabilities                         2,221               2,277
                                               ------------        ------------

Long Term Liabilities                                    45                  45
                                               ------------        ------------

Stockholder's Equity: (shares in 000's)
  Capital stock (authorized 45,000,000;
  issued 33,977 in 1996 and 32,093 in 1995)             361                 343
  Other capital                                      25,495              25,313
                                               ------------        ------------
  Accumulated deficit                               (24,560)            (24,407)
                                               ------------        ------------
    Stockholder's Equity                              1,296               1,249
                                               ------------        ------------

Total Liabilities and Equity                   $      3,562        $      3,571
                                               ------------        ------------
                                               ------------        ------------

                             VANDERBILT GOLD CORPORATION
                  CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996



IN THOUSANDS (EXCEPT SHARE AMOUNTS)

                                                       1997                1996
                                               ------------        ------------
Revenue from Sales:
  Bullion sales                                $          -        $          -
  Other revenue                                           -                  30
                                               ------------        ------------

Total Revenue from Sales                                  -                  30
                                               ------------        ------------

Mining Expenses:
  Mine maintenance costs                                 12                  11
  Depreciation, depletion and amortization               17                  17
  Exploration costs                                       -                   1
                                               ------------        ------------

Total Mining Expenses                                    29                  29
General & Administrative                                125                  64
                                               ------------        ------------

Total Expenses                                          154                  93
                                               ------------        ------------

(Loss) From Operation                                  (154)                (63)
                                               ------------        ------------

Other Income and Expense:
  Dividend income                                         -                   -
  Interest expense                                        -                   -
                                               ------------        ------------

Total Other Income and Expense                            -                   -
                                               ------------        ------------

Net Income                                     $       (154)        $       (63)

                                               ------------        ------------
                                               ------------        ------------

Net loss per share                             $      0.004        $      0.002
                                               ------------        ------------
                                               ------------        ------------


Weighted average shares outstanding                  36,137              33,066
                                               ------------        ------------
                                               ------------        ------------

                             VANDERBILT GOLD CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

IN THOUSANDS                                           1997                1996
OPERATING ACTIVITIES:
                                               ------------        ------------
Net (Loss)                                     $       (154)        $       (63)
Reconciliation to net cash provided
 (used) for operating activities:
Depreciation, depletion and amortization                 17                  16
Receivables - trade                                       -                   -
Receivables - related parties                             3                   1
Inventories                                               -                   -
Prepaids and other assets                                 1                   5
Expenses paid with stock                                146                   -
Accounts payable and accrued liabilities               (56)                  18
                                               ------------        ------------

Net cash used by operations                             (43)                (23)
                                               ------------        ------------

INVESTING ACTIVITIES;
Additions to property, plant and equipment               (-)                 (-)
                                               ------------        ------------

Net cash used for investing activities                   (-)                 (-)
                                               ------------        ------------

FINANCING ACTIVITIES
Proceeds from sale of stock                              44                  23
                                               ------------        ------------

Net cash provided by financing activities                44                  23
                                               ------------        ------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS           1                  (-)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                 1                   1
CASH AND EQUIVALENTS, END OF PERIOD            $          2        $          1
                                               ------------        ------------
                                               ------------        ------------

Interest paid                                             -                   -
Purchase of equipment with stock                         10                  10

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

NOTE 2. PROPERTY, PLANT, EQUIPMENT AND MINING PROPERTIES - NET:

Property, plant, equipment and mining properties, accumulated depreciation and amortization and range of estimated lives as of March 31, 1997 and December 31, 1996 are as follows (in thousands):


                                                  Lives           1997     1996
                                                  ----------   -------  -------
                                                  Units of
Mining properties                                 production   $ 8,631  $ 8,631
Plant and equipment                               5-10           1,096    1,086
                                                               -------  -------
                                                                 9,727    9,717

Less:  Accumulated depreciation and amortization                (7,056)  (7,040)
                                                               -------  -------

Net property, plant and equipment                              $ 2,671  $ 2,677
                                                               -------  -------
                                                               -------  -------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL The company has focused its efforts on bringing the Las Coloradas mine into production in Mexico. The Los Coloradas mine has exceeded cost estimated for development. Prior to April 1, 1997 the company had a carried interest in mine development and subsequent to that date the company will be responsible for funding its percentage of any cash requirements to complete development. Production from the mill is scheduled in 1997. The company has executed agreements to extend the option period of both the Rosarence agreement and the Las Coloradas joint venture agreement to April 30, 1998. The extension to the Rosarence agreement requires the company to enter into a exploration program expending minimum of $100,000 by April 30, 1998, maintaining the La Sierra concession in good standing with governmental agencies , make monthly payments of $3,000 per month commencing September 1, 1997 until the purchase option is fulfilled on or before April 30, 1998. The extension to the Las Coloradas joint venture agreement requires the company to make cash requirements promptly and to make monthly payments of $3,000 per month commencing September 1, 1997 until the purchase option is fulfilled on or before April 30, 1998.

The company is continuing in its plan with the reclamation program on the Morning Star Mine to neutralize the leach pad and extract some of the inventory of precious metals at the same time. Plans to put the mine into production have been put on hold until the reclamation permit from the county has been acquired.

RESULTS OF OPERATIONS:

Comparison of three months ended March 31, 1997 to three months ended March 31, 1996:

The Company realized a net loss of $154,000 ($0.004 per share) for the three months ended March 31, 1997 which is $91,000 greater than the $63,000
($0.002 per share) net loss for the three months ended March 31, 1996. These quarterly losses reflect the fact that the Company was concentrating on reclamation and remediation activities at the Morning Star Mine ("Mine") and consolidating its property position in Mexico

LIQUIDITY AND CAPITAL RESOURCES:

The Company's net working capital deficit decreased by $53,000 over that of December 31, 1996. During the three months ended March 31,1997 operating losses and additions to property were funded primarily through issuance of stock for cash and property.

The company has sustained recurring losses from operations and has a significant working capital deficit. Although the Company raised equity capital from private placements in 1996 and the first quarter of 1997, due to the uncertainties regarding its ability to develop and attain profitable operations and raise capital in the future, there can be no assurance of the Company's ability to continue as a going concern.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
None

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     VANDERBILT GOLD CORPORATION
                                                           (Registrant)

Dated: May 19, 1997
                                                         by /s/ Keith Fegert
                                                         Keith Fegert
                                                       President and Chief
                                                       Financial Officer