Form 10-Q
period 1997-06-30
VANDERBILT GOLD CORP
filed 1997-08-19
CIK 102854

                          SECURITIES & EXCHANGE COMMISSION

                              WASHINGTON D. C. 20549
                                     FORM 1O-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.

                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

                        Telephone: (702) 362-3152


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes __X__    No __.

           APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
              PROCEEDINGS DURING THE PROCEEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by the court.  Yes __X__   No ___.

As of August 15, 1997 there were 36,852,291 shares outstanding.

                  VANDERBILT GOLD CORPORATION

                          Index

                                                                 Page No


Item 1. Financial Statements

Consolidated Balance Sheet                                             3
Consolidated Statement of Operations                                  4-5
Consolidated Statement of Cash Flows                                   6
Notes to Consolidated Financial Statements                             7

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations                                              8

Part II - Other Information

Item 1. Legal Proceedings                                              8
Signatures                                                             9

                     VANDERBILT GOLD CORPORATION
             CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                JUNE 30, 1997 AND DECEMBER 31, 1996


                                                                                 JUNE 30,   DECEMBER 31,
IN THOUSANDS                                                                       1997         1996
                                                                               -----------  ------------
                                         ASSETS
Current Assets
  Cash and cash equivalents                                                     $        1   $        8
  Accounts receivable - Trade                                                            2            2
  Employee advances receivable                                                          47           35
  Due from related parties                                                               1            1
  Inventories                                                                          837          837
  Prepaid and other assets                                                              10           11
                                                                                ----------  ------------
    Total Current Assets                                                               898          894
                                                                                ----------  ------------
Property, Plant and Equipment                                                        2,676        2,677
                                                                                ----------  ------------
Total Assets                                                                    $    3,574   $    3,571
                                                                                ----------  ------------
                                                                                ----------  ------------

                                 LIABILITIES AND EQUITY

Current Liabilities
  Accounts payable                                                              $    1,324   $    1,300
  Accrued expenses                                                                     136          136
  Accounts payable - Related parties                                                    34          158
  Accrued payroll                                                                      624          547
  Notes payable - Other                                                                  4            3
  Deferred revenue - Gold sales                                                         95           95
  Gold loan payable                                                                     38           38
                                                                                ----------  ------------
    Total Current Liabilities                                                        2,255        2,277
                                                                                ----------  ------------
Long Term Liabilities                                                                   45           45
                                                                                ----------  ------------
Stockholder's Equity: (shares in 000's)
  Capital stock (authorized 45,000,000; issued in 36,852,000 1996 and
   33,977,000 in 1995)                                                                 369          343
  Other capital                                                                     25,570       25,313
  Accumulated deficit                                                              (24,665)     (24,407)
                                                                                ----------  ------------
    Stockholder's Equity                                                             1,274        1,249
                                                                                ----------  ------------
Total Liabilities and Equity                                                    $    3,574   $    3,571
                                                                                ----------  ------------
                                                                                ----------  ------------

                        VANDERBILT GOLD CORPORATION
              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

IN THOUSANDS (EXCEPT SHARE AMOUNTS)         1997       1996
                                          ---------  ---------
Revenue from Sales:
  Bullion sales                           $       -  $       -
  Other revenue                                   -         30
                                          ---------  ---------
Total Revenue from Sales                          -         30
                                          ---------  ---------
Mining Expenses:
  Mine maintenance costs                         14         21
  Depreciation, depletion and
   amortization                                  33         33
  Exploration costs                               -          2
                                          ---------  ---------
Total Mining Expenses                            47         56
General & Administrative                        212        192
                                          ---------  ---------
Total Expenses                                  259        248
                                          ---------  ---------
(Loss) From Operation                          (259)      (218)
                                          ---------  ---------
Other Income and Expense:
  Debt cancellation income                        -         56
  Dividend income                                 -          -
  Interest expense                                -          1
                                          ---------  ---------
Total Other Income and Expense                    -         55
                                          ---------  ---------
Net (Loss)                                $    (259) $    (163)
                                          ---------  ---------
                                          ---------  ---------

Net loss per share                        $   0.007  $   0.001
                                          ---------  ---------
                                          ---------  ---------

Weighted average shares outstanding          36,852     33,995
                                          ---------  ---------
                                          ---------  ---------

                    VANDERBILT GOLD CORPORATION
            CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
             FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

IN THOUSANDS (EXCEPT SHARE AMOUNTS)         1997       1996
                                          ---------  ---------
Revenue from Sales:
  Bullion sales                           $       -  $       -
  Other revenue                                   -          -
                                          ---------  ---------
Total Revenue from Sales                          -          -
                                          ---------  ---------

Mining Expenses:
  Mine maintenance costs                          2         10
  Depreciation, depletion and
   amortization                                  17         16
  Exploration costs                               -          1
                                          ---------  ---------
Total Mining Expenses                            19         27
General & Administrative                         86        128
                                          ---------  ---------
Total Expenses                                  105        155
                                          ---------  ---------
(Loss) From Operation                          (105)      (155)
                                          ---------  ---------
Other Income and Expense:
  Dividend income                                 -          -
  Interest expense                                -         (1)
  Debt Cancellation income                        -         56
  Gain (loss) fixed assets                        -          -
  Gain on joint venture sale                      -          -
                                          ---------  ---------
Total Other Income and Expense                    -         55
                                          ---------  ---------
Net (Loss)                                $    (105) $    (100)
                                          ---------  ---------
                                          ---------  ---------

Net loss per share                        $   0.003  $   0.003
                                          ---------  ---------
                                          ---------  ---------

Weighted average shares outstanding          36,852     29,995
                                          ---------  ---------
                                          ---------  ---------

                          VANDERBILT GOLD CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

IN THOUSANDS                                1997       1996
                                          ---------  ---------
OPERATING ACTIVITIES:
Net (Loss)                                $    (259) $    (163)
Reconciliation to net cash provided
 (used) for operating activities:
 Depreciation, depletion and
 amortization                                    33         33
Receivables - trade                               -          -
Receivables - related parties                    12          1
Inventories                                       -          -
Prepaids and other assets                        (1)         4
Accounts payable and accrued liabilities        (22)        28
                                          ---------  ---------
Net cash used by operations                    (237)       (97)
                                          ---------  ---------
INVESTING ACTIVITIES;
Additions to property, plant and
 equipment                                       (-)        (3)
                                          ---------  ---------
Net cash used for investing activities           (-)        (3)
                                          ---------  ---------
FINANCING ACTIVITIES
Proceeds from sale of stock                     230        111
Net cash provided by financing
 activities                                     230        111
                                          ---------  ---------
NET INCREASE (DECREASE) IN CASH AND
 EQUIVALENTS                                     (7)        11
CASH AND EQUIVALENTS, BEGINNING OF
 PERIOD                                           8          1
CASH AND EQUIVALENTS, END OF PERIOD       $       1  $      12
                                          ---------  ---------
                                          ---------  ---------
Interest paid                                     -          -
Payment of payables with stock                   36         10
Purchase mineral property with stock              -        131

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

NOTE 2. PROPERTY, PLANT, EQUIPMENT AND MINING PROPERTIES - NET:

Property, plant, equipment and mining properties, accumulated depreciation and amortization and range of estimated lives as of March 31, 1997 and December 31, 1996 are as follows (in thousands):

                                     Lives           1997            1996
                                   ----------     --------        --------
                                   Units of
Mining properties                  production     $  8,655        $  8,631
Plant and equipment                5-10              1,095           1,086
                                                  --------        --------
                                                     9,750           9,717
Less:  Accumulated depreciation and amortization    (7,074)         (7,040)
                                                  --------        --------

Net property, plant and equipment                 $  2,676        $  2,677
                                                  --------        --------
                                                  --------        --------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The company has focused its efforts on bringing the Las Coloradas mine into production. Prior to April 1, 1997 the company had a carried interest in mine development and subsequent to that date the company will be responsible for funding its percentage of any cash requirements to complete development. The Las Coloradas mine has exceeded cost estimated for development which requires the company to fund its share of these costs. Production from the mill has commenced at approximately 30 to 40 tons per day and will continue at this level while operating supplies last. Access to the mine with supplies is on hold due to road conditions during the rainy season.
Shipments of concentrates to the smelter will begin in the near future pending road conditions. The company has executed agreements to extend the option period of both the Rosarence agreement and the Las Coloradas joint venture agreement to April 30, 1998. The extension to the Rosarence agreement requires the company to enter into a exploration program expending minimum of $100,000 by April 30, 1998, maintaining the La Sierra concession in good standing with governmental agencies, make monthly payments of $3,000 per month commencing September 1, 1997 until the purchase option is fulfilled on or before April 30, 1998. The extension to the Las Coloradas joint venture agreement requires the company to make cash requirements promptly and to make monthly payments of $3,000 per month commencing September 1, 1997 until the purchase option is fulfilled on or before April 30, 1998.

The company is continuing in its plan with the reclamation program on the Morning Star Mine to neutralize the leach pad and extract some of the inventory of precious metals at the same time. Plans to put the mine into production have been put on hold until the reclamation permit from the county has been acquired.

RESULTS OF OPERATIONS:

Comparison of six months ended June 30, 1997 to six months ended June 30, 1996.

The Company realized a net loss of $259,000 ($0.007 per share) for the six months ended June 30, 1997 which is $96,000 greater than the $163,000 ($0.001 per share) net loss for the six months ended June 30, 1996. These quarterly losses reflect the fact that the Company was concentrating on reclamation and remediation activities at the Morning Star Mine ("Mine") and consolidating its property position in Mexico

LIQUIDITY AND CAPITAL RESOURCES:

The Company's net working capital deficit decreased by $26,000 over that of December 31, 1996. During the six months ended June 30,1997 operating losses and additions to property were funded primarily through issuance of stock for cash and property.

The company has sustained recurring losses from operations and has a significant working capital deficit. Although the Company raised equity capital from private placements in 1996 and the first six months of 1997, due to the uncertainties regarding its ability to develop and attain profitable operations and raise capital in the future, there can be no assurance of the Company's ability to continue as a going concern.

PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS.
None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         VANDERBILT GOLD CORPORATION
                                              (Registrant)

Dated:  August 18, 1997
                                         by /s/ Keith Fegert
                                            Keith Fegert
                                            President and Chief
                                            Financial Officer