Form 10-Q
period 1997-09-30
VANDERBILT GOLD CORP
filed 1997-11-18
CIK 102854

                           SECURITIES & EXCHANGE COMMISSION

                                WASHINGTON D. C. 20549
                                      FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                       OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

As of November 10, 1997 there were 39,080,515 shares outstanding.

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

                             VANDERBILT GOLD CORPORATION
                       CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                       SEPTEMBER 30, 1997 AND DECEMBER 31, 1996


IN THOUSANDS                                        SEPTEMBER 30,   DECEMBER 31,
                                                        1997            1996
                                                    -------------   ------------
                        ASSETS
Current Assets
  Cash and cash equivalents                          $        -       $      8
  Accounts receivable - Trade                                 2              2
  Employee advances receivable                               52             35
  Due from related parties                                    1              1
  Inventories                                               619            837
  Prepaid and other assets                                   11             11
                                                     ----------       --------
     Total Current Assets                                   685            894
                                                     ----------       --------

Property, Plant and Equipment                             2,673          2,677
                                                     ----------       --------

Total Assets                                         $    3,358       $  3,571
                                                     ----------       --------
                                                     ----------       --------

                 LIABILITIES AND EQUITY

Current Liabilities
  Accounts payable                                   $    1,387       $  1,300
  Accrued expenses                                          136            136
  Accounts payable - Related parties                         18            158
  Accrued payroll                                           664            547
  Notes payable - Other                                      12              3
  Deferred revenue - Gold sales                              95             95
  Gold loan payable                                          38             38
                                                     ----------       --------

     Total Current Liabilities                            2,350          2,277
                                                     ----------       --------

Long Term Liabilities                                        45             45
                                                     ----------       --------

Stockholder's Equity: (shares in 000's)
 Capital stock (authorized 45,000,000; issued               377            343
  37,747,823 in 1997 and 33,977,000  in 1996)
 Other capital                                           25,631         25,313
 Accumulated deficit                                    (25,045)       (24,407)
                                                     ----------       --------

     Stockholder's Equity                                   963          1,249
                                                     ----------       --------

Total Liabilities and Equity                         $    3,358       $  3,571
                                                     ----------       --------
                                                     ----------       --------

                             VANDERBILT GOLD CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


IN THOUSANDS (EXCEPT SHARE AMOUNTS)

                                                         1997            1996
                                                     ----------       --------

Revenue from Sales:
  Bullion sales                                      $        -       $      -
  Other revenue                                               -             32
                                                     ----------       --------

Total Revenue from Sales                                      -             32
                                                     ----------       --------

Mining Expenses:
  Mine maintenance costs                                     15             24
  Depreciation, depletion and amortization                   50             50
  Inventory adjustment                                      218              -
  Exploration costs                                          11             16
                                                     ----------       --------

Total Mining Expenses                                       294             91
General & Administrative                                    345            291
                                                     ----------       --------

Total Expenses                                              639            382
                                                     ----------       --------

(Loss) From Operation                                      (639)          (350)
                                                     ----------       --------

Other Income and Expense:
  Debt cancellation income                                    -             56
  Dividend income                                             -              -
  Interest expense                                            -              1
                                                     ----------       --------

Total Other Income and Expense                                -             55

Net (Loss)                                           $     (639)      $   (295)
                                                     ----------       --------
                                                     ----------       --------

Net loss per share                                   $     0.02       $   0.01
                                                     ----------       --------
                                                     ----------       --------

Weighted average shares outstanding                      37,300         34,033
                                                     ----------       --------
                                                     ----------       --------

                           VANDERBILT GOLD CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996



 IN THOUSANDS (EXCEPT SHARE AMOUNTS)

                                                         1997           1996
                                                     ----------       --------
Revenue from Sales:
  Bullion sales                                      $       -        $     -
  Other revenue                                              -              2
                                                     ----------       --------

Total Revenue from Sales                                     -              2
                                                     ----------       --------

Mining Expenses:
  Mine maintenance costs                                     1              4
  Depreciation, depletion and amortization                  17             17
  Inventory adjustment                                     218              -
  Exploration costs                                         11             14
                                                     ----------       --------

Total Mining Expenses                                      247             35
General & Administrative                                   133             98
                                                     ----------       --------

Total Expenses                                             380            133
                                                     ----------       --------

(Loss) From Operation                                     (380)          (131)
                                                     ----------       --------

Other Income and Expense:
  Dividend income                                            -              -
  Interest expense                                           -              -
  Debt Cancellation income                                   -              -
  Gain (loss) fixed assets                                   -              -
  Gain on joint venture sale                                 -              -
                                                     ----------       --------

Total Other Income and Expense                               -              -
                                                     ----------       --------

Net (Loss)                                           $    (380)       $  (131)
                                                     ----------       --------
                                                     ----------       --------

Net loss per share                                   $    0.01        $ 0.003
                                                     ----------       --------
                                                     ----------       --------

Weighted average shares outstanding                     37,300         34,282
                                                     ----------       --------
                                                     ----------       --------

                           VANDERBILT GOLD CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996


 IN THOUSANDS                                                    1997      1996
                                                               -------   -------
 OPERATING ACTIVITIES:
 Net (Loss)                                                     $(639)    $(163)
 Reconciliation  to  net  cash provided (used) for operating activities:
 Depreciation, depletion and amortization                          50        33
 Receivables - trade                                                -         -
 Receivables - related parties                                    (17)        1
 Inventories                                                      218         -
 Expenses paid with stock                                         256         -
 Non-cash inventory adjustment                                   (218)        -
 Prepaids and other assets                                          -         4
 Accounts payable and accrued liabilities                          73        28
                                                               -------   ------
 Net cash used by operations                                     (277)      (97)
                                                               -------   ------
 INVESTING ACTIVITIES;
 Additions to property, plant and equipment                       (14)       (3)
                                                               -------   ------
 Net cash used for investing activities                           (14)       (3)
                                                              -------    ------
 FINANCING ACTIVITIES
 Proceeds from sale of stock                                      283       111
                                                              -------    ------
 Net cash provided by financing activities                        283       111
                                                              -------    ------
 NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                   (8)       11
 CASH AND EQUIVALENTS, BEGINNING OF PERIOD                          8         1
 CASH AND EQUIVALENTS, END OF PERIOD                            $   -     $  12
                                                              -------    ------
                                                              -------    ------
 Interest paid                                                      -         -
 Payment of expenses with stock                                   256        10
 Purchase mineral property with stock                               -       131

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

NOTE 2. PROPERTY, PLANT, EQUIPMENT AND MINING PROPERTIES - NET:

Property, plant, equipment and mining properties, accumulated depreciation and amortization and range of estimated lives as of September 30, 1997 and December 31, 1996 is as follows (in thousands):

                                                Lives            1997      1996
                                                -----            ----      ----
                                                Units of
 Mining properties                              production    $ 8,669   $ 8,631
 Plant and equipment                            5-10            1,095     1,086
                                                              -------    ------
                                                                9,764     9,717

 Less: Accumulated depreciation and
 amortization                                                  (7,091)   (7,040)
                                                              -------    ------
 Net property, plant and equipment                            $ 2,673   $ 2,677
                                                              -------    ------
                                                              -------    ------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
The company has focused its efforts on bringing the Las Coloradas mine into production. Prior to April 1, 1997 the company had a carried interest in development of the mine. Subsequent to that date the company is responsible for funding its percentage of any cash required to complete development and commence production.. Production from the mill has commenced at approximately 30 to 40 tons per day and will continued at this level while operating supplies were available. Access to the mine with supplies is on hold due to road conditions during the rainy season. Shipments of concentrates to the smelter will begin in the near future pending road conditions. The company has executed agreements to extend the option period of both the Rosarence agreement and the Las Coloradas joint venture agreement to April 30, 1998. The extension to the Rosarence agreement requires the company to enter into a exploration program expending minimum of $100,000 by April 30, 1998, maintaining the La Sierra concession in good standing with governmental agencies and make monthly payments of $3,000 per month commencing September 1, 1997 until the purchase option is fulfilled on or before April 30, 1998. The extension to the Las Coloradas joint venture agreement requires the company to make cash requirements promptly and to make monthly payments of $3,000 per month commencing September 1, 1997 until the purchase option is fulfilled on or before April 30, 1998.

On October 3, 1997 the Company entered into a letter of intent with Nevada Manhattan Mining Inc., a publicly traded company, for the sale of part interest of the Morning Star Mine in San Bernardino County, California with the Company retaining a fifteen percent net profits interest. The letter of intent establishes a sixty-day due diligence period and is subject to the approval by the Boards of Directors of both Companies.

The Company adjusted the carrying value of the gold in process inventory at the Morning Star Mine to reflect current market value resulting in a write down of $218,000.

RESULTS OF OPERATIONS:

Comparison of nine months ended September 30, 1997 to nine months ended September 30, 1996.

The Company realized a net loss of $639,000 ($0.02 per share) for the nine months ended September 30, 1997 which is $344,000 greater than the $295,000 ($0.01 per share) net loss for the nine months ended September 30, 1996. These quarterly losses reflect the fact that the Company was concentrating on reclamation and remediation activities at the Morning Star Mine ("Mine") and consolidating its property position in Mexico and the adjustment in carrying value of the inventory located at the Morning Star Mine.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's net working capital deficit increased by $282,000 over that of December 31, 1996 of which $218,000 was a result of the inventory write down. During the nine months ended September 30,1997 operating losses and additions to property were funded primarily through issuance of stock for cash and property.

The company has sustained recurring losses from operations and has a significant working capital deficit. Although the Company raised equity capital from private placements in 1996 and the first nine months of 1997, there can be no assurance of the Company's ability to continue as a going concern due to the uncertainties regarding its ability to develop and attain profitable operations and raise capital in the future.

PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS.
None

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     VANDERBILT GOLD CORPORATION
                                                             (Registrant)

Dated:  November 18, 1997
                                                            by /s/ Keith Fegert
                                                               Keith Fegert
                                                             President and Chief
                                                              Financial Officer