Form 10-K
period 1997-12-31
VANDERBILT GOLD CORP
filed 1998-04-15
CIK 102854

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
[x] Yes   [] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

The aggregate market value of the common stock held by non-affiliates of the Registrant as of April 14, 1998, based upon a price of $0.08 per share, the average of the bid and ask quotations as of such date was $3,202,308. As of April 14, 1998, there were 40,029,754 issued and outstanding shares of common stock of the registrant.

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

The Company, Vanderbilt Gold Corporation, a Delaware corporation ("Company" or "Vanderbilt"), is in the business of acquiring, developing, and producing precious metals properties. The Company has one wholly-owned subsidiary, Star Mining Corporation, a Nevada Corporation. Vanderbilt and its subsidiary are hereinafter referred to as "Vanderbilt".

Vanderbilt is engaged in the mining business, primarily in the Western United States and Mexico, with its principal operation at the Morning Star Mine ("Morning Star") which is located in San Bernardino County, California. Morning Star is a gold and silver property, which has produced significant quantities of these precious metals. Vanderbilt has been the operator this mine since 1973. (See Item 2 Properties)

In January, 1995, the Company signed an Agreement with Compania Minera Rosarence S. A. de C.V. ("Rosarence"), a Mexican Corporation with headquarters in Culiacan, Sinaloa, Mexico wherein the Company agreed to fund certain development and exploration activities to be performed by Rosarence at a 67,000 acre concession ("La Sierra") in the State of Durango, Mexico. La Sierra has been converted from an "exploration concession" to an "exploitation concession" in order to begin development of one or more of the seven targets that have been identified on the concession. La Sierra was converted to an "Exploitation Concession" and reduced in size to about 32,000 acres. Preliminary sampling has identified gold, silver, and copper potentials. In September, 1995, the Company also exercised its option to acquire the concession and all of the outstanding shares of Rosarence. The payments which consisted of 1.8 million common shares of Vanderbilt plus $200,000 have been made with the exception of one quarterly payment of $30,000, which is due and payable. The agreement also provides that the shares will have a stock price equal to $1.00 (median of Bid and Ask quotes) for a 15 day period by March 31, 1997 or the difference between the actual traded price and $1.00 will be paid by the Company in either cash or stock with a value equal to the difference. The manner of payment is at the discretion of the former owners of Rosarence by March 31, 1997. In March of 1997, the Company negotiated an agreement extending the March 31, 1997 deadline date to March 31, 1998. The Company is currently negotiating with the owner of Rosarence, Cosalteca SA de CV ("Cosalteca"), to eliminate the $1.00 provision in the agreement and to increase the Company's interest in Cosalteca's properties. (See Item 2 Properties)

Vanderbilt also holds a 17.15% interest in a joint venture regarding Cosalteca's 12,000 acre Las Coloradas concession group in the Sierra Madre mining district. Vanderbilt issued to Cosalteca 700,000 common shares as its initial contribution to obtain a 17.15% interest in the joint venture. The shares of Vanderbilt must be traded at a price equal to $1.00 (median of Bid and Ask quotes) for a 15 day period by March 31, 1997 or the difference between the actual traded price and $1.00 will be paid by the Company in either cash of stock with a value equal to the difference. The manner of payment is at the discretion of the owners of Cosalteca. The Company is currently negotiating with Cosalteca to eliminate the $1.00 provision in the agreement and increase its interest in the venture. Formerly, the mines and prospects were divided among numerous holdings too small to attract sufficient developmental capital to efficiently develop the district. These have been combined into approximately a 12,000-acre concession. A mill and ancillary infrastructure exists on the property. A new shaft has been completed and is to be used as a drilling station to locate additional ore shoots along the principle vein.
(See Item 2 Properties)

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

In late 1994 as funds became available, the Morning Star was made ready for increasing levels of operations, equipment was tested and brought on-line, the assay lab was equipped, stocked with supplies and staffed, and the solution in the remaining heap leach pad (No. 2) started through the gold recovery and detoxification system. During 1995, the Company removed about 77 ounces of gold from the carbon recovery tanks and delivered it to market. Reclamation and efforts to secure new funding continued throughout 1997. The Company entered into negotiations with Nevada Manhattan Mining, Inc. in the forth quarter of 1997 to sell an interest in the Morning Star. The company is currently negotiating with Nevada Manhattan Mining, Inc. and Nutek, Inc. to sell an interest in the Mine.

SOURCES AND AVAILABILITY OF MINERAL RESOURCES

The ultimate realization of value from Vanderbilt's properties is dependent upon the existence of economical quantities of ore containing significant amounts of precious metals, gold and silver. The Company's continuing search for suitable mining properties is subject to numerous uncertainties such as locating commercially viable deposits, competition from other companies and the ability to negotiate leases and other contracts with property owners on terms favorable to the Company. Increased governmental regulation(s) as to acquisition of mineral rights on public lands, the location, exploration, and development of mineral prospects coupled with the trend toward increased withdrawal of lands from mineral entry could possibly limit Vanderbilt's access to suitable mineral prospects.

SEASONAL NATURE OF BUSINESS

Vanderbilt's business is generally not seasonal in nature except for certain times when weather conditions may adversely affect access to and operations of its properties. During the rainy season in Mexico operations may be curtailed due to the roads being flooded.

MAJOR CUSTOMERS

Vanderbilt has in the past sold gold and silver dore produced at the Morning Star Mine to Englehard Industries West, Inc., Gerald Metals, Inc. and G. D. Resources, Inc. Vanderbilt does not believe that the loss of these customers would adversely affect its business since there are several other potential customers for its products. Vanderbilt also may enter into forward sales contracts with gold merchants, users and others.

COMPETITIVE CONDITIONS

Vanderbilt considers the exploration for, development, and acquisition of precious metals and other mineable properties to be intensely competitive. Companies with greater financial resources, existing staff and labor forces, equipment for exploration and specialized experience, under certain circumstances, may be in a better position than Vanderbilt to compete for mineral properties, Also, the market price for gold and silver depends upon factors beyond Vanderbilt's control, including the production of gold and silver by other nations and by the monetary and fiscal policies of the United Stated and other leading nations.

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

It appears that the mining and processing operations can proceed in accordance with the Company's plans, as long as the Company maintains the permits it has and acquires any additional necessary permits. However, it is not possible at this time to assess the ultimate impact, if any, that the Act will have upon the Company's operations at the Morning Star and the timing of such impact.

Compliance with federal, state, and local provisions regarding the discharge of materials and pollutants into the environment, has not materially affected, nor is it expected to materially affect capital expenditures, earnings, or the competitive position of Vanderbilt; although in certain cases Vanderbilt has experienced substantial delays in implementing its mining plans with respect to its mining properties because of the delays inherent in the environmental permitting process. Consequently, there has been considerable legal and consulting costs incurred.

Wastes generated in connection with the cyanide leach facility currently are not considered to be hazardous wastes under either the Federal Resource Conservation and Recovery Act or the State of California Hazardous Waste Control Act. As a result, Vanderbilt's heap leach operation is not subject to the regulations promulgated by the Environmental Protection Agency or the California Department of Health Services with respect to hazardous wastes and materials. However, the equipment used at the site generates small quantities of waste oil, classified as a hazardous waste by the State of California, which is stored at the site for later removal by a commercial disposal service. Vanderbilt has obtained permits as a Hazardous Waste Generator and a Hazardous Material Handler from the County of San Bernardino Environmental Health Services Department in regard to the waste oil generated by the equipment on site. The cyanide leach facility is subject to review and regulation by the California Regional Water Quality Control Board. Vanderbilt currently has a cease and desist order issued on behalf of Water Board requiring Vanderbilt to prepare and submit certain technical reports. Vanderbilt obtained an independent consultant to prepare and submit these reports to the Water Board. Vanderbilt's facilities at the mine site are being modified and leach pad No. 2 is being detoxified. On August 11, 1994, the California Regional Water Quality Control Board, Lahontan Region, approved and adopted the amended waste discharge requirements for Vanderbilt's Morning Star Mine. The effect of this approval is that the Company may continue operations at the mine and that heap leach pad No. 1 is reclassified as detoxified. No cyanide is presently being used by the Company at the Morning Star Mine. Under the terms of its amended permit, Vanderbilt has been approved to begin the use of cyanide processing using a vat leach system inside an enclosed structure.

In addition, the following environmental requirements apply to various aspects of the facility: (1) An air quality permit for the facility is required by the San Bernardino Air Pollution Control District. An application for this permit was filed in March 1988. Vanderbilt needs to renew this temporary permit prior to operating at the mine. (2) The two underground storage tanks at the Morning Star Mine, which were used to store gasoline and diesel fuel for the trucks and other equipment, used at the mine site were removed. The tanks are now operated as surface tanks. (3) As required by state law, Vanderbilt filed a Business plan with the County of San Bernardino Environmental Health Services Department; this was approved in August of 1988. (4) A reclamation plan for the mine was approved by the Federal Bureau of Land Management ("BLM") in June 1984. (5) Vanderbilt's mining permit issued by San Bernardino County, California expired in August 1994 and the application process is underway for a new permit. A Revised Plan of Operation was filed with the BLM in 1988 and as amended, an updated plan was submitted in December 1990. A Revised Plan of Operations was filed with the BLM pursuant to a request made in April 1993.
The effect of the transfer of responsibility from the BLM to the NPS as a result of the California Desert Protection Act of 1994 being enacted cannot be evaluated at this time. See the "Environmental" section of "Management's Discussion and Analysis" for additional information.

Permits were obtained from the County of San Bernardino Environmental Health Services Department and the BLM to drill two water wells to the south of the Morning Star mine site. These wells were drilled in August and October of 1988 and a Water Well Drillers Report was filed with the San Bernardino County and the State of California Department of Water Resources. In December, 1988, a right of way permit was obtained from the BLM and a five mile pipeline from the wells to the Morning Star mine site was completed in 1989. The permit has expired and a renewal may be required before operations are resumed.

See Item 3 Legal Proceedings for information concerning misdemeanor convictions in 1992 of Vanderbilt and its President for violations of environmental laws. Any proceeding against Vanderbilt's former president were dropped by the county following his death in July, 1995. This conviction against Vanderbilt resulted in penalties of $90,000. This penalty has resulted in a judgment against the Company. The Company is currently negotiating a payment schedule with San Bernardino County.

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

EMPLOYEES

Vanderbilt currently has three (3) employees.

ITEM 2. PROPERTIES

GLOSSARY OF CERTAIN MINING TERMS

The following is a glossary of some of the terms used in the mining industry and referenced herein:

ADR - An acronym for adsorption, desorption, and reactivation (see definitions adsorption. desorption, reactivation singularly).

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

COLUMN TEST - A large scale metallurgical laboratory test used to determine the amenability of mineralized material to the cyanidation extraction process.

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

EXPLORATION CONCESSION - A grant from a governmental agency to explore a specified area.

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

The ore reserve report prepared by independent geotechnical consultants based upon drill hole data obtained from 1974 through 1987, estimated the proven and probable reserves at the Morning Star Mine, is 6,455,617 tons averaging approximately .048 ounces of gold per ton of ore. The planned production capacity of the leach and recovery facilities is sufficient to produce between one and two thousand ounces of gold per month according to design and dependent on sufficient working capital to operate the mine

LA SIERRA CONCESSION, STATE OF DURANGO, MEXICO

In January, 1995, the Company entered into an agreement with Rosarence wherein the Company will fund certain development and exploration activities to be performed by Rosarence on a 67,000 acre concession, known as La Sierra, located near Palmar, State of Durango, Mexico. The Company also acquired a one year option to acquire a specified portion of the La Sierra Concession and the option to acquire all of the outstanding shares of Rosarence at no further cost. The exploration concession granted by the Mexican government on September 23, 1992, specifically mentions that the minerals for which the concession was granted are gold, silver, lead, copper, zinc, tungsten and antimony. Preliminary sampling has definitely identified gold, silver and copper potentials. Later, in 1995, an application was filed to convert the concession to an "Exploration Concession" and reduce the size to about 32,000 acres retaining all known mineral prospects. In September, 1995, the Company exercised its option to acquire the concession, and all of the outstanding shares of Rosarence. All payments, which consisted of 1.8 million common shares of Vanderbilt plus $200,000, have been made with the exception of one quarterly payment of $30,000, which is due. The shares of Vanderbilt must be traded at a price equal to $1.00 (median of Bid and Ask quotes) for a 15 day period by March 31, 1997 or the difference between the actual traded price and $1.00 will be paid by the Company in either cash or stock with a value equal to the difference. The manner of payment is at the discretion of the shareholders of Rosarence. In 1997, the Company negotiated an agreement extending the March 31, 1997 deadline date to March 31, 1998. The Company is currently negotiating with the owners of Rosarence, Cosalteca SA de CV ("Cosalteca"), to eliminate the $1.00 provision in the agreement and increase the Company's interest in Cosalteca's properties. (See Item 2 Properties)

LAS COLORADAS CONCESSIONS, STATE OF DURANGO, MEXICO

On December 22, 1995 Vanderbilt entered into a joint venture with Cosalteca, Guardian Enterprises, Inc. and Consolidated Viscount Inc. relating to Cosalteca's 12,000 acre Las Coloradas concession group in the Sierra Madre mining district. The agreement requires Vanderbilt to issue to Cosalteca 700,000 common shares as its initial contribution to earn a 17.15% interest in the joint venture. The shares of Vanderbilt must be traded at a price equal to $1.00 (median of Bid and Ask quotes) for a 15 day period by cash or stock with a value equal to the difference. The manner of payment is at the discretion Cosalteca March 31, 1997 or the difference between the actual traded price and $1.00 will be paid by the Company in either cash of stock with a value equal to the difference. The manner of payment is at the discretion of the former owners of Cosalteca. The Company is currently negotiating with Cosalteca to eliminate the $1.00 provision in the agreement and increase its interest in the mine.


Formerly, the mines and prospects were divided among numerous holdings too small to attract sufficient developmental capital to efficiently develop the district. These holdings have been combined into a 12,000 acre concession group covering all of the known mines and prospects as well as the structures in which the precious metal mineralization occurs. A mill and ancillary infrastructure is already in place. A new shaft has been completed and is to be used as a drilling station to locate additional ore shoots along the principle vein. (See Item 2 Properties)


At present, no data is available as to reserves for the La Sierra concession or the Las Coloradas group of concessions, whether proven or probable.

OFFICE FACILITIES

The Company currently leases its office space at 4625 Wynn Road, Suite 103, Las Vegas, Nevada, on a month-to-month basis at a rental of $800.00 per month.

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

ITEM 3.  LEGAL PROCEEDINGS

In October and November 1992 a misdemeanor jury trial was held in San Bernardino County (California) Municipal Court, which resulted in ten guilty verdicts against Vanderbilt and ten guilty verdicts against its President, John F. Jordan, Jr., for environmental violations. These verdicts resulted in fines totaling $90,000 for each of Vanderbilt and Mr. Jordan. Vanderbilt and Mr. Jordan both filed an appeal to an Appellate Panel of the Superior Court of San Bernardino County to each of these convictions. That appeal was denied. The Company filed a petition for a writ of habeas corpus with the Federal District Court, Central District of California. That Petition was denied. The fines have been converted to a judgment. The Company is currently negotiating a payment schedule with the County. Following his death in July, 1995 the fine against Mr. Jordan's estate was terminated.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the last quarter of the year ended December 31, 1997.


PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common shares are traded upon the NASDAQ Electronic Bulletin Board System. The following table sets forth the range of high and low quarterly closing sales prices for Vanderbilt's common stock for years ended December 31, 1997 and 1996.



                            Years Ended December 31,
1997                     High                      Low


First Quarter            .1875                     .1563
Second Quarter           .1719                     .0781
Third Quarter            .1719                     .0625
Fourth Quarter           .1563                     .0469



1996                     High                      Low


First Quarter            .2500                     .1406
Second Quarter           .3750                     .1406
Third Quarter            .2500                     .1875
Fourth Quarter           .2344                     .0938


As of December 31,1997 there were approximately 3300 identified holders of record of the Company's common stock.

The Company has never declared a dividend and does not anticipate doing so in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data set forth for the years ended December 31, 1997, 1996, 1995, 1994, and 1993 have been derived from the financial statements of the Company but is not covered by the accountant's reports on the financial statements.



                            SELECTED FINANCIAL DATA
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                         YEARS ENDED DECEMBER 31,

                                                1997           1996           1995           1994           1993

Net sales on operating revenues                                   -             29             14             61
Loss from continuing operations                  842            407            680            708            420
Loss from continuing operations
  per common share                               .02            .01            .02            .03            .03
Net loss                                         731            352            637            709            527
Net loss per common share                        .02            .01            .02            .03            .03
Extraordinary item:
  gain on sale of investments                      -              -              -              -              -
Gain on sale of investments
  per common share                                 -              -              -              -              -
Cash dividends declared
  per common share                                 -              -              -              -              -

At year end:
Total assets                                    3385          3,571          3,476          3,292          3,028
Long term obligations                             45             45             45             45             47
Working capital (deficit)                      (1565)         (1383)        (1,332)          (698)        (2,330)
Accumulated depreciation and
  amortization                                  7106           7040           6974          6,910          6,860
Shareholders' equity (deficit)                  1037           1249          1,230          1,416          1,356


ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL COMMENTARY

In 1997 Vanderbilt Gold Corporation focused its attention on production at the Las Coloradas mine and acquiring a joint venture partner for development on the La Sierra Concession, selling an interest in the Morning Star mine, as well as continuing maintenance of the Morning Star facilities.

The following discussion and analysis should be read in conjunction with the audited financial statements starting at Item 8.

The Morning Star is located in the Ivanpah Valley of San Bernardino County, California. Mining was discontinued in 1990. Vanderbilt has plans to reopen the mine as an underground mine using a more efficient and environmentally friendly processing system, to produce about 1,450 ounces per month. The underground phase of mining should be completed in about 28 months after startup, using less than 15% of the reserves. Open pit operations can resume after new permitting is in place.

Vanderbilt currently has an interest in a 32,000 acre La Sierra exploitation concession in Durango, Mexico. The concession includes at least five high grade but fairly thin gold vein systems, a large multi - vein quartz tourmaline prospect known as El Rincon, and a very old silver mine known as Chirimoya that was originally mined underground on three levels. Redevelopment began in 1995. Old working faces contained some silver grades exceeding 180 ounces per ton. More work is required to assess the grade and reserve potential of this mine. Vanderbilt ceased development to focus efforts on starting production on the Las Coloradas concession group. The Company is currently negotiating with the owners of the concession to make modifications to the agreement and extend the terms. If the Company is not successful in these negotiations the Company may elect or be forced to relinquish its interest in this property.

Vanderbilt also holds a 17.15% interest in Cosalteca's 12,000 acre Las Coloradas concession group in the Sierra Madre mining district. These holdings have been combined into a concession group covering known mines and prospects as well as the structures in which the precious metal mineralization occurs. A mill and ancillary infrastructure are already in place. The Las Coloradas joint venture was formed in December of 1996 to develop the mine and produce precious metals. One of the partners contributed funds to implement a plan approved by the management committee of the mine for operations. The plan was not successful in locating enough ore to operate the mill on a continuous basis. The management committee is currently in the process of developing a new plan to operate the mine. The Company is currently negotiating with Cosalteca to increase its interest in the mine and modify its agreement. If the Company is not successful in these negotiations the Company may elect or be forced to relinquish its interest in this property.

RESULTS OF OPERATIONS

The following financial and operational data highlight and summarize the Company's results of operations and financial position, for the periods indicated (in thousands except percentages, per share and per ounce amounts):



                                                                  YEAR ENDED DECEMBER 31,
                                                            1997           1996           1995
Overburden and waste removed (tons)                            0              0              0
Ore Mined (tons)                                               0              0              0
Payable Gold (troy ounces):
                Produced                                       0              0              0
                Sold                                           0              0             77
Payable Silver (troy ounces):
               Produced                                        0              0              0
               Sold                                            0              0              0
Average Realization:
               Gold (per payable ounce)                        0              0            380
               Silver ( per payable ounce)                     0              0              0
Estimated troy ounces of recoverable gold
  remaining on the heap leach pads                          2372          2,372          2,372
Operating Loss                                               842            407            680
Net Loss                                                     731            352            637
Net Cash Used in Operations                                  130            165            182
Net Cash (used in) Provided by Investing Activities          (39)            (4)           421
Net Cash Provided by Financing Activities                    162            176            114
Loss per Common Share                                        .02            .01            .02
Total Assets                                                3385          3,571          3,476
Total Liabilities                                           2303          2,322          2,246
Accumulated Deficit                                        25138         24,407         24,055
Shareholders' Equity                                        1037           1249          1,230
Working Capital Deficit                                     1565         (1383)          1,331


*Metals recovered from the spent carbon removed from the recovery tanks.

During 1997, the Company continued general reclamation activities at the Morning Star Mine and raised limited funds through private placements.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company ended the year of 1997 with a working capital deficit of $1,565,000 as opposed to a year end deficit for 1996 of $1,383,000 and 1995 of $1,331,000. 1997 saw a decrease in overall cash flow of $7,000 as compared to a cash flow increase of $7,000 for 1996 and a cash flow decrease of $152,000 for 1995. The cash and cash equivalent balances at year end 1997 of $8,000 as opposed to $8,000 at year end 1996 is a result of the Company's lack of funding through operations or capital raising efforts.. During 1997 Vanderbilt was able to raise $162,000 as compared to $176,000 in 1996. Current liabilities increased by $26,000 during 1997 due to increases in accounts payable, accrued expenses and short-term borrowings.

The Company's continued existence and resumption of operations at the Morning Star Mine and the continuation of evaluation, exploration and development of other mineral properties, including the Las Coloradas joint venture and the La Sierra concessions, are dependent upon its ability to raise additional capital for these purposes through private placements, restructuring of debt, joint venture and other financing arrangements.

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

The California Water Quality Control Board has issued a cease and desist order regarding the Morning Star Mine requiring the Company to complete and file reports relative to reclamation at the site. The Company has hired an independent environmental consultant to prepare these reports.

Reclamation of leach pad No. 1 is partly completed. The company expects to fill in the pregnant pond, establish the monitoring system, contour the pad and plant native vegetation on it in accordance with the plan already approved by the California Water Quality Control Board as soon as practicable.

In April, 1993, the BLM served Vanderbilt with a request that the Morning Star Mine "Plan of Operation be amended. Vanderbilt has filed the "Revised Plan of Operation" to the BLM pursuant to that request. Administration of the public lands on which Morning Star Mine is located has now passed to the NPS. The plan, as submitted to BLM is now part of the files held by the NPS. A dispute exists as to whether additional operating plans are required to be filed with the NPS.

During 1991 and continuing through early 1994, Vanderbilt had been actively detoxifying heap leach pad No. 1 and has now obtained reclassification and closure from the regulatory authorities that it has been so detoxified. The same procedure that was used to detoxify pad No. 1 is being used to detoxify pad No. 2.

CONCLUSION

Vanderbilt Gold Corporation ceased developmental operations on the Morning Star Mine and the La Sierra Concession to focus attention on developmental operations at the Las Coloradas mine. The developmental plan did not locate sufficient ore reserves to operate the mill on a consistent basis. The management committee of the joint venture is in the process of developing a plan to locate sufficient reserves.

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


/S/ Keith Fegert
-----------------------------------------
Keith Fegert
Chief Executive Officer

/S/ Howard Urband
-----------------------------------------
Howard Urband
Vice President

ITEM 8. FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS


Independent Auditor's Report                                                  F-1

Consolidated Balance Sheets at December 31, 1997 and 1996                     F-2

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

Consolidated Statement of Cash Flows.                                         F-5

Notes to Consolidated Financial Statements.                            F-6 - F-13


                         INDEPENDENT AUDITOR'S REPORT


The Board of Directors
Vanderbilt Gold Corporation

I have audited the accompanying consolidated balance sheets of Vanderbilt Gold Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vanderbilt Gold Corporation and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

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



/S/ Keith J. Rosen
Keith J. Rosen
Certified Public Accountant
Sherman Oaks,  California
April 14, 1998

                          VANDERBILT GOLD CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1997 AND 1996



IN THOUSANDS                                                    DECEMBER 31,
                                                            1997           1996
                                                        --------       --------
                                     ASSETS
                                     ------
Current Assets
  Cash and cash equivalents                                 $  1           $  8
  Accounts receivable - Trade                                  2              2
  Employee advances receivable                               104             35
  Due from related parties                                     1              1
  Inventories                                                619            837
  Prepaid and other assets                                    11             11
                                                        --------       --------

    Total Current Assets                                     738            894
                                                        --------       --------

Property, Plant and Equipment                              2,647          2,677
                                                        --------       --------

Total Assets                                            $  3,385       $  3,571
                                                        ========       ========

                              LIABILITIES AND EQUITY
                              ----------------------

Current Liabilities
  Accounts payable                                      $  1,319       $  1,300
  Accrued expenses                                           136            136
  Accounts payable - Related parties                          50            158
  Accrued payroll                                            703            547
  Notes payable - Other                                       12              3
  Deferred revenue - Gold sales                               45             95
  Gold loan payable                                           38             38
                                                        --------       --------
    Total Current Liabilities                              2,303          2,277
                                                        --------       --------
Long Term Liabilities                                         45             45
                                                        --------       --------
Stockholder's Equity                                       1,037          1,249
                                                        --------       --------
Total Liabilities and Equity                            $  3,385       $  3,571
                                                        ========       ========


The accompanying notes are an integral part of the consolidated financial statements.

                          VANDERBILT GOLD CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



IN THOUSANDS (EXCEPT SHARE AMOUNTS)

                                                             1997           1996           1995
                                                          -------        -------        -------
Revenue from Sales:
  Bullion sales                                              $  -           $  -          $  29
  Other revenue                                                 -             36              -
                                                          -------        -------        -------
Total Revenue from Sales                                        -             36             29
                                                          -------        -------        -------
Mining Expenses:
  Mine maintenance costs                                      257             31            153
  Depreciation, depletion and amortization                     66             67             59
  Exploration costs                                            12             16            177
                                                          -------        -------        -------
Total Mining Expenses                                         335            114            389
General & Administrative                                      507            329            320
                                                          -------        -------        -------
Total Expenses                                                842            443            709
                                                          -------        -------        -------
(Loss) From Operation                                       (842)          (407)          (680)
                                                          -------        -------        -------
Other Income and Expense:
  Dividend income                                               -              -              1
  Interest expense                                              -            (1)           (10)
  Debt Cancellation income                                    113             56             52
  Gain (loss) fixed assets                                    (2)              -              -
                                                          -------        -------        -------
Total Other Income and Expense                                111             55             43

Net (loss)                                                $ (731)        $ (352)        $ (637)
                                                          =======        =======        =======
Net (loss) per share                                      $(0.02)        $(0.01)        $(0.03)
                                                          =======        =======        =======
Weighted average shares outstanding                        37,851         34,072         29,253
                                                          =======        =======        =======

The accompanying notes are an integral part of the consolidated financial statements.

                          VANDERBILT GOLD CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995



IN THOUSANDS (EXCEPT SHARE AMOUNTS)
                                               COMMON STOCK           PREFERRED        OTHER       ACCUMULATED
                                          SHARES          AMOUNT        STOCK         CAPITAL        DEFICIT          TOTAL
                                          ------          ------      ---------       -------      -----------        -----
Balances, December 31, 1994               28,976            290              -         24,544       (23,418)          1,416
  Net loss                                 (637)          (637)
  Sale of shares                           1,317             13              -            183            196
  Subscribed shares issued                 (128)                         (128)
  Common stock subscriptions                  45             45
  Common stock for property                1,800             18              -            320              -            338
                                         -------         ------           ----      ---------    -----------         ------
Balances, December 31, 1995               32,093            321              -         24,964       (24,055)          1,230

  Net loss                                     -              -              -              -          (527)          (527)
  Sale of shares                           1,057             11              -            106              -            117
  Subscribed shares issued                     -              -              -           (45)              -           (45)
  Common stock subscriptions                   -              -              -            105              -            105
  Common stock for services                  431              4              -             59              -             63
  Common stock for property                  700              7              -            124              -            131
                                         -------         ------           ----      ---------    -----------         ------
Balances, December 31, 1996               34,281            343              -         25,313       (24,407)          1,249
                                         -------         ------           ----      ---------    -----------         ------
  Net loss                                     -              -              -              -          (731)          (731)
  Sale of shares                           3,799             37              -            162              -            199
  Subscribed shares issued                     -              -              -          (316)              -          (316)
  Common stock subscriptions                   -              -              -            279              -            279
  Common stock for services                2,762             28              -            329              -            357
                                         -------         ------           ----      ---------    -----------         ------
Balances, December 31, 1997               40,842         $  408           $  -      $  25,767    $  (25,138)         $1,037
                                         =======         ======           ====      =========    ===========         ======


The accompanying notes are an integral part of the consolidated financial statements.

                          VANDERBILT GOLD CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


IN THOUSANDS                                                                 1997           1996           1995
                                                                         --------       --------       --------
OPERATING ACTIVITIES:
Net (Loss)                                                               $  (731)       $  (352)       $  (637)
Reconciliation to net cash provided (used) for operating activities:
Depreciation, depletion and amortization                                       66             66             63
Cancellation of debt                                                            -              -              -
Loss on disposal of fixed assets                                                2              -              -
Common shares issued for expenses                                             357             63              -
Effect of changes in working capital items:
Receivable - trade                                                              -              -             84
Receivable - related parties                                                 (68)           (13)              -
Inventories                                                                   218              -             30
Prepaid and other assets                                                        -            (5)            (1)
Accounts payable and accrued liabilities                                       26             76            279
                                                                       ----------          -----         ------
Net cash used by operations                                                 (130)          (165)          (182)
                                                                       ----------          -----         ------
INVESTING ACTIVITIES;
Additions to property, plant and equipment                                   (39)            (4)          (421)
Proceeds from asset sales                                                       -              -              -
                                                                       ----------          -----         ------
Net cash used for investing activities                                       (39)            (4)          (421)
                                                                       ----------          -----         ------
FINANCING ACTIVITIES
Proceeds from sale of stock                                                   162            176            114
Borrowings                                                                      -              -              -
Debt repayment                                                                  -              -              -
Related parties payable - decrease                                              -              -              -
                                                                       ----------          -----         ------
Net cash provided by financing activities                                     162            176            114
                                                                       ----------          -----         ------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                               (7)              7          (152)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                       8              1            153
                                                                       ----------          -----         ------
CASH AND EQUIVALENTS, END OF PERIOD                                          $  1          $   8         $    1
                                                                       ==========          =====         ======
Interest paid                                                                   1              1              -
Payment of payable with stock                                                   -              -              -
Purchase mineral property with stock                                            -        131,250          1,800
Payment of note payable with stock                                        163,000              -              -


The accompanying notes are an integral part of the consolidated financial statements.

                          VANDERBILT GOLD CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

1. GENERAL

Vanderbilt Gold Corporation ("VGC" or the "Company") is a gold exploration and development company based in Las Vegas, Nevada, with properties in California and Mexico. The property in California has been placed on stand by and the Company is negotiations for the sale of an interest in the mine. The properties in Mexico are awaiting development and/or exploration. The emphasis of the Company has been on developing its properties in Mexico and reopening its Morning Star Mine in California.

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

Reclassifications

Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform to the current period financial statement presentation. Such reclassifications have had no impact on the amount of net loss reported.

3. RELATED PARTY TRANSACTIONS:

The Company entered into a Gold Loan in November 1990 with Brenda, Inc. It borrowed 653 ounces of gold which were simultaneously sold at $383.10 per ounce and the Company received the proceeds of $250,164.30. Under the terms of the Loan Agreement and the related Security Agreement, the loan bears interest, payable monthly, of 3.53% per annum on the outstanding dollar value of the unpaid gold ounces computed daily using the London afternoon fixing price. The Loan Agreement provides for repayment by the Company delivering 100 ounces of gold to Brenda Inc. each month from January to April, 1991, 125 ounces in May, 1991, and 128 ounces in June, 1991. Virtually all of the Company's assets are pledged as collateral for this loan under the Security Agreement until the loan is paid in full. At December 31, 1994, 1993 and 1992, 100 ounces remained undelivered. The President engaged in financial transactions with the Company during 1995, 1994 and 1993. Following is a summary of the financial transactions between the Company and this related party:


                                                             1995         1994
                                                     ------------   ----------
Loan balance, beginning of year                       $  (17,000)     $  5,000
Additional loans during the year                                -       21,000
Transfer of accounts payable balance                       17,000            -
Expense reports submitted                                       -        3,000
Cash repayments                                                 -      (46,000)
Exercise of employee stock options                              -            -
Repayment of loan with Series A
  Preferred Stock                                               -            -
Repayment of loan with Common Stock                             -            -
                                                     ------------  -----------
Loan (Receivable) balance, end of year                $         0   $  (17,000)
                                                      ===========  ============

The company has entered into certain transactions with the following officers and directors:

                                            Advances       Accrued payroll
     Keith Fegert, President                 $46,036        $ 94,500
     Howard Urband, Vice President           $58,676        $281,715

                          VANDERBILT GOLD CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4. PROPERTY, PLANT, EQUIPMENT AND MINING PROPERTIES - NET:

Property, plant, equipment and mining properties, accumulated depreciation and amortization and range of estimated lives as of December 31, 1997 and 1996 are as follows (in thousands):

                                       Lives                1997          1996
                                       -----            --------     ---------
                                       Units of
Mining properties                      production       $  8,668      $  8,631
Plant and equipment                    5-10                1,085         1,086
                                                        --------     ---------
                                                           9,753         9,717

Less:  Accumulated depreciation and amortization           7,106         7,040
                                                        --------     ---------
Net property, plant and equipment                       $  2,647      $  2,677
                                                        ========     =========

5.INVENTORIES:

Inventories at December 31, consist of the following (in thousands):

                                                            1997          1996
                                                        --------     ---------
Ore (on Heap Leach Pad and in process)                       617           835
Materials and supplies                                         2             2
                                                        --------     ---------
Total                                                     $  619        $  837
                                                        --------     ---------

Management believes that 2,372 ounces of gold remains in the heap leach pad at December 31, 1997 and that they are recoverable over a several year period, depending upon the level of mine and refinery operations as well as sufficient working capital. Due to the decrease in gold prices management has written down the inventory to reflect current recovery values.

5. INCOME TAXES:

The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109 effective January 1, 1993. Adoption of SFAS No. 109 had no material impact upon the financial statements of the Company. The Company has no computable material timing differences for any items of income or deductions for 1997, 1996 or 1995 which could give rise to any material deferred income taxes. The Company has available at December 31, 1997, estimated federal net operating loss carry forwards of approximately $13,000,000 which expire in varying amounts between 1998 and 2010. It also has net investment tax credits of $23,000 which expire in varying amounts between the years 1998 and 2004. A write off of the Mine Lease Intangible in the amount of $6,154,000 which the Company recorded in 1990 is not a deduction for income tax purposes until the Company has ceased operations at, disposed of the Morning Star Mine or recorded amortization for tax purposes which fully expenses the remaining balance.

                          VANDERBILT GOLD CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6. RENTAL EXPENSE AND LEASE COMMITMENTS:

Morning Star Mine

The Company leases six unpatented lode mining claims from unrelated parties. The lease commenced on October 24, 1973, and was scheduled to expire in October of 1993; however, the lease provides that it will continue so long as the lessee is conducting exploration, development or mining operations on the property. The Company is obligated to pay a monthly royalty equal to the greater of $1,000 or 5% of the net smelter receipts. The Company was obligated for the payment of royalties of $12,000 for each of 1997, 1996,1995 and 1994. Vanderbilt may cancel this lease at its option.

Office Lease

The Company rents its principal offices on Wynn Road in Las Vegas, Nevada, on a month to month basis at $800 per month, with the last month's rent prepaid.

7. STOCK OPTIONS:

Incentive Stock Option Plans:

At the Annual Meeting of Stockholders held on June 6, 1989, the Stockholders approved the Company's 1989 Stock Option Plan. This plan provides for the discretionary grant of up to 500,000 shares of the Company's common stock as incentive stock options to officers and other key employees and for the automatic grant of certain non-qualified stock options to non-employee directors. At the Annual Meeting of Shareholders held on June 16, 1994, the Stockholders approved amending the 1989 Stock Option Plan to authorize the eligibility of certain consultants to be granted options and to increase the number of shares available for grant under the Plan from 500,000 to 1,000,000 shares of Common Stock. The 1989 Stock Option Plan transactions during 1997, 1996 and 1995 are shown below:


Number of Shares                           1997           1996           1995
                                        -------       --------       --------
Balance at January 1:                   515,000        495,000        725,000
  Authorized increase in shares                                             -
  Options granted                       250,000         20,000        100,000
  Options exercised                                                         -
  Average price                             .07                             -
  Options lapsed or terminated                               -        330,000

At December 31:
  Options outstanding                   665,000        515,000        495,000
  Average price                            0.13        $  0.16        $  0.23

  Options available for grant           235,000        485,000        505,000

Outstanding options in the amount of 545,000 expire in 1999, 100,000 expire in 2000 and 20,000 in 2001

                          VANDERBILT GOLD CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

8. FINANCIAL INSTRUMENTS

The carrying and fair value of the Company's financial instruments at December 31, 1997 were as follows:

                                         Carrying Value      Fair Value
                                         --------------     -----------
Cash equivalents                                  $  1            $  1
Receivable                                        $107            $107
Long-term debt                                    $  45           $ 45

9. DEFERRED REVENUE - GOLD SALES:

The Company entered into forward gold sale arrangements with four parties between June and August 1990. Under the arrangements, the company agreed to deliver a total of 900 ounces of gold on varying delivery dates commencing in
December 1990 through March 1991.   The Company received a total of $266,500
(average price per ounce $296.11) in cash proceeds at the time the contracts were entered into. Between October, 1991 and April 1994, three of the parties agreed to accept common shares as payment in lieu of gold delivery. As part of the debt restructuring in 1994, $25,000 (85 ounces) of these contracts was settled with 156,875 common shares (at $0.16 per share). As a part of the debt restructuring in 1993, the Company was able to settle $118,000 of these contracts (400 ounces) for 933,000 shares of common stock at $0.16 per share. During 1994, the Company entered into a gold contract with an unrelated party wherein the Company sold 166.66 ounces of gold at $300.00 per ounce under a delivery schedule projected to commence in November 1994 and conclude by November 1995. The Company guaranteed the buyer a minimum 10% return should the price of gold at the dates of delivery be below $330.00 per ounce. The Company received $50,000 in proceeds at the effective date of the contract. This contract has been settled by the issuance of stock.

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

                          VANDERBILT GOLD CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

11. CONTINGENCIES:

In September and October, 1992, a misdemeanor jury trial was held in San Bernardino County (California) Municipal Court, which resulted in ten guilty verdicts against Vanderbilt and ten guilty verdicts against its President, Mr. John F. Jordan, Jr., for environmental violations. These verdicts resulted in fines totaling $90,000 for each (grand total $180,000). The fine to Mr. Jordon was dropped and the fine to The Company was converted to a judgement which the Company is currently negotiating a payment schedule. A provision for the Company's fine was recorded in the 1992 financial statements. In April, 1993, the Bureau of Land Management (BLM) served Vanderbilt with a request that the Morning Star Mine "Plan of Operation" be amended. A "Plan of Operation" filed with the BLM is, in effect, a permit to operate the mine which is located on public land. Vanderbilt has filed a "Revised Plan of Operation" to the BLM pursuant to their request. Like other companies, Vanderbilt is subject to the existing and evolving standards relating to the protection of the environment. It has established a reserve for reclamation for those costs it can estimate that it will probably incur when the operations at the Mine finally cease. However, Vanderbilt is subject to contingencies as a result of changing environmental laws and regulations. The related future cost is indeterminable due to such factors as the unknown timing and extent of corrective actions which may be required and due to the application of joint and several liability. Vanderbilt believes that those costs will not have a material adverse effect on its operations or financial position.

In January 1995, the Company entered into an agreement with Rosarence wherein the Company will fund certain development and exploration activities to be performed by Rosarence on a 67,000 acre concession, known as La Sierra, located near Palmar, State of Durango, Mexico. In September 1995, the Company exercised its option to acquire the concession, and all of the outstanding shares of Rosarence. All payments, which consisted of 1.8 million common shares of Vanderbilt plus $200,000, have been made with the exception of one quarterly payment of $30,000, which is due. The shares of Vanderbilt must be traded at a price equal to $1.00 (median of Bid and Ask quotes) for a 15 day period by March 31, 1997 or the difference between the actual traded price and $1.00 will be paid by the Company in either cash or stock with a value equal to the difference. The manner of payment is at the discretion of the shareholders of Rosarence. In March of 1997, the Company negotiated an agreement extending the March 31, 1997 deadline date to March 31, 1998. The Company is currently negotiating with the owners of Rosarence, Cosalteca SA de CV ("Cosalteca"), to eliminate the $1.00 provision in the agreement and increase the Company's interest in Cosalteca's properties. (See
Item 2 Properties). If the Company is not successful in these negotiations the Company may elect or be forced to relinquish its interest in this property. The amount of any future payments, if any, are not determinable at this time.

On December 22, 1995 Vanderbilt entered into a joint venture with Cosalteca, Guardian and Viscount relating to Cosalteca's 12,000 acre Las Coloradas concession group in the Sierra Madre mining district. The agreement requires Vanderbilt to issue to Cosalteca 700,000 common shares as its initial contribution to earn a 17.15% interest in the joint venture. The shares of Vanderbilt must be traded at a price equal to $1.00 (median of Bid and Ask quotes) for a 15 day period by February 22, 1997 or the difference between the actual traded price and $1.00 will be paid by the Company in either cash or stock with a value equal to the difference. The manner of payment is at the discretion Cosalteca. The Company is currently negotiating with Cosalteca to eliminate the $1.00 provision in the agreement and increase its interest in the mine. The Company has ceased all payments to the Las Coloradas Joint Venture until negotiations are completed. If the Company is not successful in these negotiations the Company may elect or be forced to relinquish its interest in this property. The amount of any future payments, if any, are not determinable at this time.

                          VANDERBILT GOLD CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

12. SUPPLEMENTARY MINERAL RESERVE INFORMATION (UNAUDITED):

An ore reserve report regarding the Morning Star Mine was prepared by independent geotechnical consultants, Exploration & Development Associates, Inc. and Geomath, Inc. based upon data developed from drilling performed between 1984 and 1987. As of December 1995, the proven reserves consisted of 3,517,617 tons of ore averaging .058 ounces of gold per ton; proven and probable reserves consisted of 6,455,617 tons of .048 ounces of gold per ton or ore. Management states that a proposed modification to the recovery facilities will be sufficient to produce between 1,000 and 2,000 ounces of gold per month when the equipment and modifications are completed and placed in service.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information about the executive officers and directors of Vanderbilt as of December 31, 1994:


Name                    Age   Position with Vanderbilt
----                    ---   ------------------------
Tom D. Scott            69    Chairman of the Board of Directors since June
                              1994; President and Chairman of the Board of
                              Directors form 1980-1987; Director 1971-1987,
                              1994- Present
Keith Fegert            36    President and Treasurer since July
                              1995;Director since 1994
Howard T. Urband        66    Vice President, Secretary, and Director; Vice
                              President since 1989; Secretary since 1990;
                              Director since 1989
Ted E. Slanker          79    Director since 1974
Barry L. Adams          37    Director since 1994

Tom D. Scott was a regional director of Document, Inc., a manufacturer of electronic financial document delivery systems.

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

Keith W. Fegert was a general manager of Target Construction Company and SanRoc, Inc. (mining and construction contractors). Over thirteen year's experience in the mining industry as Operations Manager and Controller; including experience in project financing, financial controls, and contract negotiations.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the cash compensation paid to the Company's Executive Officers for the fiscal year ended December 31, 1995:

                                    SUMMARY COMPENSATION TABLE
                                    --------------------------

Name of Individual Compensated     Year      Capacities Served            Cash Compensation
------------------------------     ----      -----------------            -----------------
Keith Fegert                       1997      President and Chief                         $0
                                   1996      Financial Officer                      $18,750
                                   1995                                              $2,700
Howard T. Urband                   1997      Vice President and Secretary                $0
                                   1996                                             $15,000
                                   1995                                             $17,956
                                   1994                                              $2,563

   Mr. Fegert accrued $84,000 in salary for 1997.
   Mr. Fegert accrued $10,500 in salary for 1996.
   Mr. Fegert had no accrued salary for 1995.
   Mr. Urband accrued $ 72,000 in salary for 1997.
   Mr. Urband accrued $ 57,000 in salary for 1996.
   Mr. Urband accrued $ 36,044 in salary for 1995.
   Mr. Urband accrued $ 51,437 in salary for 1994.

The following table sets forth Company stock options that were granted during 1997 for each named executive.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                  INDIVIDUAL GRANTS
                     -----------------------------------------------
                                                                         POTENTIAL REALIZABLE
                  NUMBER OF    % OF TOTAL                                  VALUE AT ASSUMED
                 SECURITIES     OPTIONS/                                   ANNUAL RATES OF
                 UNDERLYING       SARS                                       STOCK PRICE
                  OPTION/      GRANTED TO     EXERCISE                     APPRECIATION FOR
                   SARS        EMPLOYEES      OR BASE                         OPTION TERM *
                  GRANTED      IN FISCAL      PRICE       EXPIRATION
NAME                (#)          YEAR         ($/SH)         DATE           5%           10%
----             ---------     ----------     --------    ----------      ------        -----
Barry L. Adams       None           None         None          None
Ted Slanker          None           None         None          None
Tom D. Scott         None           None         None          None

* The dollar amounts under these columns are the result of calculations at 5% and 10% compounded annual rates as set by the Securities and Exchange Commission, and therefore are not intended to forecast future appreciation, if any, in the price of the Company's common stock. The potential realizable values illustrated at 5% and 10% compound annual appreciation assume that the price of the Company's common

The following table sets forth Company Stock Options data including options exercised during 1996 for each named person:


 AGGREGATED OPTION/SAR EXERCISES IN LAST YEAR AND YEAR- END OPTION SAR/VALUES
-------------------------------------------------------------------------------
                         (C )           (D)            (E)
                                                  NUMBER OF
                                                  SECURITIES         VALUE OF
                                                  UNDERLYING         UNEXERCISED IN-
                                                  UNEXERCISED        THE-MONEY
                                                  OPTION/SARS AT     OPTIONS/SARS AT
                                                  FY-END (#)         FY-END ($)
              SHARES ACQUIRED   VALUE REALIZED    EXERCISABLE/       EXERCISABLE/
NAME          ON EXERCISE (#)   ($)               UNEXERCISABLE      UNEXERCISABLE
----          ---------------   --------------    --------------     ----------------
Greg Leone    100,000           7,000             150,000            10,500

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of December 31, 1997 certain information concerning the ownership of shares of common stock of the Company by (I) each person who is known by the Company to own of record or beneficially 5% or more of the common stock of the Company, (ii) each director of the Company and (iii) all officers and directors of the Company as a group. As of such date, 40,842,370 shares were issued and outstanding.

All shareholders listed below have sole voting and investment power with respect to their shares except as otherwise noted.


NAME AND ADDRESS OF                           AMOUNT AND NATURE OF
BENEFICIAL OWNER                              BENEFICIAL OWNERSHIP         PERCENT OF CLASS
------------------                            --------------------         ----------------
Target Construction Inc. and Sanroc, Inc.      3,891,980                     9.5
990 Glendale Ave.
Sparks, NV 89431
Keith W. Fegert                                4,907,980(1)                 12.2
Barry L. Adams                                   691,160(2)                  1.7
Howard T. Urband                                 233,000(3)                  *
Tom D. Scott                                     256,113(4)                  *
Ted E. Slanker                                   112,466(5)                  *
All officers and Directors (5 Persons)         6,200,719(1)(2)(3)(4)(5)     15.2

(1) Mr. Fegert disclaims beneficial ownership of 3,891,980 shares. The total shown above includes 10,000 shares to be issued upon the exercise of stock options.

(2) Mr. Adams disclaims beneficial ownership of 576,691shares. The total shown above includes 15,000 shares to be issued upon the exercise of stock options.

(3) Includes 225,000 shares issuable upon the exercise of stock options.

(4) Mr. Scott disclaims beneficial ownership of 70,569 shares. The total shown above includes 15,000 shares to be issued upon the exercise of stock options.

(5) Includes 15,000 shares to be issued upon the exercise of stock options.

*  Less than 1%.

The certificate of incorporation of the Company provides for a classified board of directors. The board is divided into three classes, designated Class I, Class II, and Class III. The directors in Classes I, II, and III were elected to hold office until the annual meetings of shareholders in 1995, 1996 and 1997, respectively.

NONQUALIFIED STOCK OPTION PLAN

On March 27, 1987, the shareholders approved the 1986 Nonqualified Stock Option Plan (the "Non-Qualified Plan") under which directors and full-time key employees of the Company and its subsidiaries were eligible to receive non-qualified options to purchase shares of Common Stock at an exercise price not less than 100% of the fair market value of the Common Stock on the date of the option grant and with a term not exceeding ten years. In 1989, the Board of Directors resolved that notwithstanding the terms of the Nonqualified Plan, no non-employee directors of the Company or its subsidiaries will be eligible to participate under the Nonqualified Plan.
The administrators of the Nonqualified Plan determined in their sole discretion which officers and other key employees of the Company and its subsidiaries should be, granted options under the Nonqualified Plan. A registration statement on Form S-8 was filed with the Securities and Exchange Commission covering the 500,000 shares of Common Stock reserved for issuance under the Nonqualified Plan, and the registration statement became effective September 11, 1987. As of December 31, 1993, there were no outstanding unexercised options under the Nonqualified Plan. The Nonqualified Plan was terminated by the Board Of Directors on April 20, 1994.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company entered into a Gold Loan in November 1990 with Brenda, Inc. It borrowed 653 ounces of gold which were simultaneously sold at $383.10 per ounce and the Company received the proceeds of $250,164,30. Under the terms of the Loan Agreement and the related Security Agreement, the loan bears interest, payable monthly, of 3.53% per annum on the outstanding dollar value of the unpaid gold ounces computed daily using the London afternoon fixing price. The Loan Agreement provides for repayment by the Company delivering 100 ounces of gold to Brenda Inc. each month from January to April 1991, 125 ounces in May, 1991, and 128 ounces in June, 1991. Virtually all of the Company's assets are pledged as collateral for this loan under the Security Agreement until the loan is paid in full. At December 31, 1997, 1996, and 1995, 100 ounces remained undelivered. Bernard O. Brynelsen, a former director of the Company, was the Chairman of the Board of Directors of Brenda Mines Ltd., which is controlled by Brenda, Inc.

John F. Jordan, Jr. (Deceased), the former President and Chief Financial Office of the Company, engaged in financial transactions with the Company during 1995, 1994, and 1993. Following is a summary of the financial transactions between the Company and this related party:


                                                            1995            1994           1993
                                                         --------      ---------      ---------
Loan Balance, Beginning of Year                           (17,000)         5,000         74,000
Additional Loans During the Year                                          21,000          6,000
Transfer of Accounts Payable Balance                       17,000              -          2,000
Expense Reports Submitted                                       -          3,000          9,000
Cash Repayment                                                  -        (46,000)       (26,000)
Exercise of Employee Stock Options                              -              -        (12,000)
Repayment of Loan with Series A Preferred Stock                 -              -        (48,000)
Loan (Receivable) Balance, End of Year                          0        (17,000)          5,00


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

By:  /S/ Keith Fegert.


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



DATED: 4/14/98      By:  /S/ Keith Fegert.
                    Director, President and Chief Financial Officer

DATED: 4/14/98      By:  /S/  Howard T. Urband
                    Vice President and Director

DATED: 4/14/98      By:  /S/  Ted E. Slanker
                    Director

DATED: 4/14/98      By:  /S/  Barry L. Adams
                    Director

DATED: 4/14/98      By:  /S/  Tom D. Scott
                    Chairman of the Board and Director