Form 10-Q
period 1998-03-31
VANDERBILT GOLD CORP
filed 1998-05-15
CIK 102854

                       SECURITIES & EXCHANGE COMMISSION

                            WASHINGTON D. C. 20549
                                   FORM 1O-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

                                   OF 1934.

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                      OR



 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934.

                  FOR THE TRANSITION PERIOD FROM ____ TO ___

                          COMMISSION FILE NO. 1-9904

                          VANDERBILT GOLD CORPORATION
            (Exact name of registrant as specified in its charter)


               DELAWARE                      88-0224117
         (State of incorporation)      (I.R.S. employer identification no.)

          4625 WYNN ROAD, SUITE 209, LAS VEGAS, NV               89103
               (Address of principal offices)                    (Zip code)

                           Telephone: (702) 362-3152


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No __.

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PROCEEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes X No __.

As of March 31, 1998 there were 40,929,754 shares outstanding.

                          VANDERBILT GOLD CORPORATION

                                     Index




                                                             Page No

Part I - Financial Information

Item 1. Financial Statements

Consolidated Balance Sheet                                     3
Consolidated Statement of Operations                           4
Consolidated Statement of Cash Flows                           5
Notes to Consolidated Financial Statements                     6

Item 2. Management's Discussion and Analysis of Financial      7
Condition and Results of Operations

Part 11 - Other Information

Item 1. Legal Proceedings                                      8
Signatures                                                     9


                          VANDERBILT GOLD CORPORATION
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                     MARCH 31, 1998 AND DECEMBER 31, 1997




IN THOUSANDS                                           MARCH 31,   DECEMBER 31,
                                                            1998           1997
                                                     -----------   ------------

                                  ASSETS

Current Assets
  Cash and cash equivalents                                 $  0           $  1
  Accounts receivable - Trade                                  2              2
  Employee advances receivable                               104            104
  Due from related parties                                     -              1
  Inventories                                                619            619
  Prepaid and other assets                                    10             11
                                                     -----------   ------------

    Total Current Assets                                     735            738
                                                     -----------   ------------

Property, Plant and Equipment                              2,631          2,647
                                                     -----------   ------------

Total Assets                                            $  3,366       $  3,385
                                                     -----------   ------------
                                                     -----------   ------------


                           LIABILITIES AND EQUITY

Current Liabilities
  Accounts payable                                      $  1,380       $  1,319
  Accrued expenses                                           136            136
  Accounts payable - Related parties                          49             50
  Accrued payroll                                            703            703
  Notes payable - Other                                       17             12
  Deferred revenue - Gold sales                               45             45
  Gold loan payable                                           38             38
                                                     -----------   ------------

    Total Current Liabilities                              2,368          2,303
                                                     -----------   ------------

Long Term Liabilities                                         45             45
                                                     -----------   ------------

Stockholder's Equity: (shares in 000's)
  Capital stock (authorized 45,000,000;
   40,929,754 issued in 1998 and
    40,842,370 in 1997)                                      409            408
  Other capital                                           25,791         25,767
  Accumulated deficit                                   (25,247)       (25,138)
                                                     -----------   ------------
    Stockholder's Equity                                     953          1,037
                                                     -----------   ------------

Total Liabilities and Equity                            $  3,366       $  3,385
                                                     -----------   ------------
                                                     -----------   ------------


                          VANDERBILT GOLD CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997



IN THOUSANDS (EXCEPT SHARE AMOUNTS)

                                                             1998           1997
                                                          --------      ---------

Revenue from Sales:
  Bullion sales                                              $  -           $  -
  Other revenue                                                 -              -
                                                          --------      ---------
Total Revenue from Sales                                        -              -
                                                          --------      ---------

Mining Expenses:
  Mine maintenance costs                                        7             12
  Depreciation, depletion and amortization                     17             17
  Exploration costs                                             -              -
                                                          --------      ---------

Total Mining Expenses                                          24             29
General & Administrative                                       85            125
                                                          --------      ---------

Total Expenses                                                109            154
                                                          --------      ---------

(Loss) From Operation                                       (109)          (154)
                                                          --------      ---------
Other Income and Expense:
  Dividend income                                                              -
  Interest expense                                              -              -
                                                          --------      ---------

Total Other Income and Expense                                  -              -
                                                          --------      ---------

Net Income                                               $  (109)       $  (154)
                                                          --------      ---------
                                                          --------      ---------

Net loss per share                                          $0.003         $0.004
                                                            ------         ------
                                                            ------         ------

Weighted average shares outstanding                         40,886         36,137
                                                            ------         ------
                                                            ------         ------


                          VANDERBILT GOLD CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997



IN THOUSANDS                                                 1998           1997
                                                          --------       --------

OPERATING ACTIVITIES:
Net (Loss)                                               $  (109)       $  (154)
Reconciliation to net cash provided (used) for
   operating activities:
Depreciation, depletion and amortization                       17             17
Receivables - trade                                             -              -
Receivables - related parties                                   1              3
Inventories                                                     -              -
Prepaids and other assets                                     (1)              1
Expenses paid with stock                                        -            146
Accounts payable and accrued liabilities                       65           (56)
                                                         ---------      ---------

Net cash used by operations                                  (27)           (43)
                                                         ---------      ---------

INVESTING ACTIVITIES;
Additions to property, plant and equipment                    (-)            (-)
                                                         ---------      ---------

Net cash used for investing activities                        (-)            (-)
                                                         ---------      ---------

FINANCING ACTIVITIES
Proceeds from sale of stock                                    26             44
                                                         ---------      ---------

Net cash provided by financing activities                      26             44
                                                         ---------      ---------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS               (1)              1
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                       1              1
CASH AND EQUIVALENTS, END OF PERIOD                          $  0           $  2
                                                         ---------      ---------
                                                         ---------      ---------

Interest paid                                                   -              -



VANDERBILT GOLD CORPORATION
Notes to Consolidated Financial Statements

NOTE 1: INTERIM FINANCIAL STATEMENTS

The accompanying consolidated interim financial statements have not been audited. In the opinion of the Company's management, the interim financial statements include all adjustments necessary for the fair presentation of the results for the interim periods. These adjustments are of a normal recurring nature. The financial statements, prepared in accordance with the regulations of the Securities and Exchange Commission (the "SEC"), should be read in conjunction with the Company's 1997 Annual Report on Form 10-K. Results of operations for the interim periods are not necessarily indicative of results for the full year.

NOTE 2. PROPERTY, PLANT, EQUIPMENT AND MINING PROPERTIES - NET:

Property, plant, equipment and mining properties, accumulated depreciation and amortization and range of estimated lives as of March 31, 1998 and December 31, 1997 are as follows (in thousands):


                                                       Lives                1998           1997
                                                       -------          --------      ---------
                                                       Units of
Mining properties                                      production       $  8,668       $  8,668
Plant and equipment                                          5-10          1,085          1,085
                                                                        ---------      ---------
                                                                           9,753          9,753
                                                                        ---------      ---------

Less:  Accumulated depreciation and amortization                         (7,122)        (7,106)
                                                                        ---------      ---------

Net property, plant and equipment                                       $  2,631       $  2,647
                                                                        ---------      ---------
                                                                        ---------      ---------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The company has focused its efforts on negotiations with Cosalteca regarding the Las Coloradas joint venture and the La Sierra concession; acquisitions of other properties in Mexico with the capabilities of near term production. The Company is negotiating with two Companies interested in purchasing or entering into a joint venture to put the Morning Star Mine into production. The Company is continuing its efforts to comply with governmental agencies requirements related to the mine.

The company has ceased all payments to Cosalteca awaiting the outcome of the negotiations. The negotiations are pertaining to extending the option period for both Rosarence and the company's interest in the Las Coloradas joint venture and increasing the company's interest in the Las Coloradas mine. If the company is not successful in these negotiations the company may elect or be forced to relinquish its interest in these properties.

The company is negotiating with another landholder in Mexico on the acquisition of a property with near term production capabilities. Completion of the negotiations and work on the site is expected in the second quarter of 1998.

The company is responding to the State of California regarding a penalty assessed by the California Department of Conservation on the Morning Star Mine. The company has completed a report required by the California Water Board and is negotiating a settlement on penalties for late filing of the report with the Board.

RESULTS OF OPERATIONS:

Comparison of three months ended March 31, 1998 to three months ended March 31, 1997:

The Company realized a net loss of $109,000 ($0.003 per share) for the three months ended March 31, 1998 which is $45,000 less than the$154,000 ($0.004 per share) net loss for the three months ended March 31, 1997. These quarterly losses reflect the fact that the Company was concentrating on reclamation and remediation activities at the Morning Star Mine ("Mine") and consolidating its property position in Mexico

LIQUIDITY AND CAPITAL RESOURCES:

The Company's net working capital deficit increased by $68,000 over that of December 31, 1998. During the three months ended March 31,1998 operating losses were funded primarily through issuance of stock for cash.

The company has sustained recurring losses from operations and has a significant working capital deficit. Although the Company raised equity capital from private placements in 1997 and the first quarter of 1998, due to the uncertainties regarding its ability to develop and attain profitable operations and raise capital in the future, there can be no assurance of the Company's ability to continue as a going concern.

PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS. None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 VANDERBILT GOLD CORPORATION
                                                                (Registrant)

Dated: May 15, 1998
                                                          by /s/ Keith Fegert
                                                          Keith Fegert
                                                        President and Chief
                                                        Financial Officer