Form 10-Q
period 1998-06-30
VANDERBILT GOLD CORP
filed 1998-08-19
CIK 102854

                          SECURITIES & EXCHANGE COMMISSION

                               WASHINGTON D. C. 20549
                                     FORM IO-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                      OF 1934.

                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by the court.  Yes    No   .
                            ---   ---

As of June 30, 1998 there were 40,929,754 shares outstanding.

                            VANDERBILT GOLD CORPORATION

                                       Index

                                                                    Page No
Part I - Financial Information

Item 1. Financial Statements

Consolidated Balance Sheet                                                3
Consolidated Statement of Operations                                      4
Consolidated Statement of Cash Flows                                      6
Notes to Consolidated Financial Statements                                7

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                     8

Part 11 - Other Information                                               9

Item 1. Legal Proceedings                                                 9
Signatures                                                               10


                            VANDERBILT GOLD CORPORATION
                      CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        JUNE 30, 1998 AND DECEMBER 31, 1997


IN THOUSANDS                                             JUNE 30,   DECEMBER 31,
                                                             1998         1997
                                                        ---------    ---------
                                 ASSETS
Current Assets
  Cash and cash equivalents                             $       4    $       1
  Accounts receivable - Trade                                   2            2
  Employee advances receivable                                105          104
  Due from related parties                                      1            1
  Inventories                                                 619          619
  Prepaid and other assets                                     10           11
                                                        ---------    ---------

    Total Current Assets                                      741          738
                                                        ---------    ---------

Property, Plant and Equipment                               2,614        2,647
                                                        ---------    ---------

Total Assets                                            $   3,355    $   3,385
                                                        ---------    ---------
                                                        ---------    ---------


                   LIABILITIES AND EQUITY

Current Liabilities
  Accounts payable                                      $   1,418    $   1,319
  Accrued expenses                                            136          136
  Accounts payable - Related parties                           54           50
  Accrued payroll                                             703          703
  Notes payable - Other                                        17           12
  Deferred revenue - Gold sales                                45           45
  Gold loan payable                                            38           38
                                                        ---------    ---------

    Total Current Liabilities                               2,411        2,303
                                                        ---------    ---------

Long Term Liabilities                                          45           45
                                                        ---------    ---------

Stockholder's Equity: (shares in 000's)
  Capital stock (authorized 45,000,000; 40,929,754
     issued in 1998 and 40,842,370 in 1997)                   409          408
  Other capital                                            25,806       25,767
  Accumulated deficit                                     (25,316)     (25,138)
                                                        ---------    ---------
    Stockholder's Equity                                      899        1,037
                                                        ---------    ---------

Total Liabilities and Equity                            $   3,355    $   3,385
                                                        ---------    ---------
                                                        ---------    ---------


                            VANDERBILT GOLD CORPORATION
                 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997



IN THOUSANDS (EXCEPT SHARE AMOUNTS)

                                                             1998         1997
                                                        ---------    ---------
Revenue from Sales:
  Bullion sales                                         $       -    $       -
  Other revenue                                                11            -
                                                        ---------    ---------

Total Revenue from Sales                                       11            -
                                                        ---------    ---------

Mining Expenses:
  Mine maintenance costs                                       14           14
  Depreciation, depletion and amortization                     33           33
  Exploration costs                                             7            -
                                                        ---------    ---------

Total Mining Expenses                                          54           47
General & Administrative                                      136          212
                                                        ---------    ---------

Total Expenses                                                190          259
                                                        ---------    ---------

(Loss) From Operation                                        (179)        (259)
                                                        ---------    ---------

Other Income and Expense:
  Dividend income                                                            -
  Interest expense                                              -            -
                                                        ---------    ---------

Total Other Income and Expense                                  -            -
                                                        ---------    ---------

Net Income                                              $    (179)   $    (259)
                                                        ---------    ---------
                                                        ---------    ---------

Net loss per share                                      $   0.004    $   0.007
                                                        ---------    ---------
                                                        ---------    ---------

Weighted average shares outstanding                        40,930       36,852
                                                        ---------    ---------
                                                        ---------    ---------


                            VANDERBILT GOLD CORPORATION
                 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997


IN THOUSANDS (EXCEPT SHARE AMOUNTS)
                                                             1998         1997
                                                        ---------    ---------
Revenue from Sales:
  Bullion sales                                         $       -    $       -
  Other revenue                                                11            -
                                                        ---------    ---------

Total Revenue from Sales                                       11            -
                                                        ---------    ---------

Mining Expenses:
  Mine maintenance costs                                        6            2
  Depreciation, depletion and amortization                     17           17
  Exploration costs                                             7            -
                                                        ---------    ---------

Total Mining Expenses                                          30           19
General & Administrative                                       50           86
                                                        ---------    ---------

Total Expenses                                                 80          105
                                                        ---------    ---------

(Loss) From Operation                                         (69)        (105)
                                                        ---------    ---------

Other Income and Expense:
  Dividend income                                                            -
  Interest expense                                              -            -
                                                        ---------    ---------

Total Other Income and Expense                                  -            -
                                                        ---------    ---------

Net Income                                              $     (69)   $    (105)
                                                        ---------    ---------
                                                        ---------    ---------

Net loss per share                                      $   0.002    $   0.003
                                                        ---------    ---------
                                                        ---------    ---------

Weighted average shares outstanding                        40,930       36,852
                                                        ---------    ---------
                                                        ---------    ---------


                            VANDERBILT GOLD CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997


IN THOUSANDS                                                 1998         1997
                                                        ---------    ---------
OPERATING ACTIVITIES:
Net (Loss)                                              $    (179)   $    (259)
Reconciliation to net cash provided (used) for
operating activities:
Depreciation, depletion and amortization                       33           33
Receivables - trade                                             -            -
Receivables - related parties                                   1           12
Inventories                                                     -            -
Prepaids and other assets                                      (1)          (1)
Expenses paid with stock                                        -            -
Accounts payable and accrued liabilities                      108          (22)
                                                        ---------    ---------

Net cash used by operations                                   (38)        (237)
                                                        ---------    ---------

INVESTING ACTIVITIES;
Additions to property, plant and equipment                     (-)          (-)
                                                        ---------    ---------

Net cash used for investing activities                         (-)          (-)
                                                        ---------    ---------

FINANCING ACTIVITIES
Proceeds from sale of stock                                    41          230
                                                        ---------    ---------

Net cash provided by financing activities                      41          230
                                                        ---------    ---------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                 3           (7)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                       1            8
                                                        ---------    ---------
CASH AND EQUIVALENTS, END OF PERIOD                     $       4    $       1
                                                        ---------    ---------
                                                        ---------    ---------

Interest paid                                                   -            -
Payment of payables with stock                                  -           36


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

NOTE 2. PROPERTY, PLANT, EQUIPMENT AND MINING PROPERTIES - NET:

Property, plant, equipment and mining properties, accumulated depreciation and amortization and range of estimated lives as of June 30, 1998 and December 31, 1997 is as follows (in thousands):

                                            Lives            1998         1997
                                            -----        --------     --------
                                            Units of
Mining properties                           production   $  8,668     $  8,668
Plant and equipment                         5-10            1,084        1,085
                                                         --------     --------
                                                            9,752        9,753

Less:  Accumulated depreciation and amortization           (7,138)      (7,106)
                                                         --------     --------

Net property, plant and equipment                        $  2,614     $  2,647
                                                         --------     --------
                                                         --------     --------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The company has focused its efforts on acquisitions of other properties in Mexico with the capabilities of near term production. The Company is continuing negotiations with Cosalteca regarding the Las Coloradas joint venture and the La Sierra concession. The Company has entered into an option agreement with Barnett Group holdings to lease the Morning Star Mine. The Company is continuing its efforts to comply with governmental agency requirements related to the mine.

The company entered into an agreement to acquire a property in Mexico with near term production capabilities. Mine development has commenced on the site.

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

The company is responding to the State of California regarding a penalty assessed by the California Department of Conservation on the Morning Star Mine. The company has completed a report required by the California Water Board and is responding to penalties for late filing of the report assessed by the Board.

RESULTS OF OPERATIONS:

Comparison of six months ended June 30, 1998 to six months ended June 30, 1997:

The Company realized a net loss of $179,000 ($0.004 per share) for the six months ended June 30, 1998 which is $80,000 less than the $259,000 ($0.007 per share) net loss for the six months ended June 30, 1997. These quarterly losses reflect the fact that the Company was concentrating on reclamation and remediation activities at the Morning Star Mine ("Mine") and consolidating its property position in Mexico

LIQUIDITY AND CAPITAL RESOURCES:

The Company's net working capital deficit increased by $105,000 over that of December 31, 1997. During the six months ended June 30, 1998 operating losses were funded primarily through issuance of stock for cash.

The company has sustained recurring losses from operations and has a significant working capital deficit. Although the Company raised equity capital from private placements in 1997 and the first two quarters of 1998, due to the uncertainties regarding its ability to develop and attain profitable operations and raise capital in the future, there can be no assurance of the Company's ability to continue as a going concern.

PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS.
None

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                     VANDERBILT GOLD CORPORATION
                                                           (Registrant)

Dated: August 18, 1998
                                                            by /s/ Keith Fegert
                                                            Keith Fegert
                                                           President and Chief
                                                           Financial Officer